Form 10-K
period 2014-07-31
BRISTA CORP.
filed 2014-09-29
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended July 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-191721

BRISTA CORP.

 (Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

99-0384160 IRS Employer Identification Number	2822 Primary Standard Industrial Classification Code Number

Brista Corp.

Stigu iela, 26 dz. 2

Mezares, Babites pagasts, Latvia LV- 2101

Tel. 37127196113

 (Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of September 26, 2014, the registrant had 3,905,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of September 26, 2014.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean BRISTA CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

GENERAL

BRISTA CORP. was incorporated under the laws of the State of Nevada on December 20, 2012.  Our registration statement has been filed with the Securities and Exchange Commission on October 15, 2013 and has been declared effective on April 9, 2014.  Brista Corp. established a fiscal year end of July 31. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to commence operations in crumb rubber tile manufacturing. We have not commenced operations. As of today, we have developed our business plan and entered into a Premises and Equipment Lease Agreement, dated September 13, 2013 with SIA „PM Grupa”. The leased equipment includes plant for the hot polymerization of rubber granules and for the cold polymerization of rubber granules. It is produced by RTE GmbH LLP (UK) and consist of the Bunker, Mixer, Molding Press, Hot Press with 140 degrees Celsius and Cold Press with 70 degrees Celsius and packaging equipment. The dimension of the whole production line is 7,540 mm X 4,100 mm X 3,200 mm and the weight is 6 tones.

Our Business

We plan to produce crumb rubber tile. The raw material for our production is crumb rubber, recycled rubber from automotive and truck scrap tires. Tire recycling is the process of grinding vehicle and truck tires that are no longer suitable for use on cars or trucks due to wear or irreparable damage. These tires are among the largest and most problematic sources of waste, due to the large volume produced and their durability. Those same characteristics which make waste tires such a problem also make them one of the best re-used waste materials since it results in recycled rubber flooring that is very resilient and can be made into many types of products including gym and weight room flooring. Most importantly, recycling rubber tires helps ensure a cleaner and healthier environment for our future generations. Our principal product is crumb rubber tile. We forecast a high demand for our products. We do not need any government approval for our principal products. We plan to market and distribute our product in European market. We plan to sell our product to daycares, gyms, municipalities for playgrounds and schools.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any other research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A. RISK FACTORS

As a "smaller reporting company" as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

On September 13, 2013 we signed a Premises and Equipment Lease Agreement with SIA PM Grupa. Under the terms of this agreement, we will lease premises with total area of 238 square meters and equipment for the production of crumb rubber tile. The premises and equipment are leased for a period of 5 years commencing on June 1, 2014 and expiring on May 31, 2019. The rent is $ 2,000 per month and includes use of facilities and equipment. At this time we do not have the funds to make the payments required under the terms of the lease, as of July 31, 2014 we have accrued $4,000 for the lease. There is no assurance that we will be able to raise the necessary funding.

ITEM 3. LEGAL PROCEEDINGS

We have not been involved in any legal proceeding since Inception (December 20, 2012) and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “BRTS”.  However, as at the date of the issuance of this report there have been no recorded market sales of our shares of common stock. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

As of the date of this Annual report we had 30 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our net loss for the fiscal year ended July 31, 2014 was $30,858 compared to a net loss of $129 during the period from Inception (December 20, 2012) to July 31, 2013. During fiscal year ended July 31, 2014, we have not generated any revenue (2013 - $0).

During the fiscal year ended July 31, 2014, we incurred General and administrative expenses of $30,858 compared to $129 incurred during the period from Inception (December 20, 2012) to July 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2014 our current assets were $8,380 compared to $3,088 in current assets at July 31, 2013. As of July 31, 2014, our current liabilities were $9,217 compared to $217 in current assets at July 31, 2013.

Stockholders’ equity (deficit) was ($837) as of July 31, 2014 compared to $2,871 as of July 31, 2013.

Cash Flows used in Operating Activities

We have not generated positive cash flows from operating activities. For the year ended July 31, 2014, net cash used in operating activities was $26,858. During the year ended July 31, 2014 we incurred losses of $30,858 which were partially offset for cash flow purposes by and increased in accrued rent of $4,000. Net cash used in operating activities was $129 for the period from inception (December 20, 2012) to July 31, 2013, the same as our net loss for the period

Cash Flows from (used in) Investing Activities

We neither generated cash from, nor used cash in investing activities during the year ended July 31, 2014 or the period from Inception (December 20, 2012) to July 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock or by way of loan form our principal shareholder. For the year ended July 31, 2014, net cash flows from financing activities was $32,150, $27,250 was received from proceeds from the sale of shares of common stock and $5,000 by way of loan from our principal shareholder. By comparison, the period from Inception (December 20, 2012) to July 31, 2013 we received $3,217 from financing activities, $3,000 was received from proceeds from the sale of shares of common stock and $217 by way of loan from our principal shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

On September 13, 2013 we signed a Premises and Equipment Lease Agreement with SIA PM Grupa. Under the terms of this agreement, we will lease premises with total area of 238 square meters and equipment for the production of crumb rubber tile. The premises and equipment are leased for a period of 5 years commencing on June 1, 2014 and expiring on May 31, 2019. The rent is $ 2,000 per month and includes use of facilities and equipment. At this time we do not have the funds to make the payments required under the terms of the lease, as of July 31, 2014 we have accrued $4,000 for the lease. There is no assurance that we will be able to raise the necessary funding.

Other than as disclosed above, as of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our July 31, 2014 and July 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statement of Changes in Stockholders’ Equity (Deficit)
Statements of Cash Flows
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Brista Corp.

Stigu iela, 26 dz. 2

Mezares, Babites pagasts, Latvia LV- 2101

We have audited the accompanying balance sheets of Brista Corp.(a development stage company) as of  July 31, 2014 and 2013 and the related statement of operations, changes in stockholders' equity (deficit) and cash flows for the year ended July 31, 2014 and the period from Inception (December 20, 2012) to July 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.

Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brista Corp.. as of  July 31, 2014 and 2013 and the results of its operations and its cash flows for the year ended July 31, 2014 and the period from Inception (December 20, 2012) to July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered losses from operations since Inception (December 20, 2012) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arvada, Colorado
September 25, 2014	Cutler & Co. LLC

BRISTA CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (AUDITED)
	JULY 31, 2014	JULY 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$ 8,380	$ 3,088
Total current assets	8,380	3,088

Total Assets	$ 8,380	$ 3,088

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current Liabilities
Accrued rent	$ 4,000	$ -
Loan from shareholder	5,217	217
Total current liabilities	9,217	217

Total Liabilities	9,217	217

Commitments and Contingencies

Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,905,000 and 3,000,000 shares issued and outstanding as at July 31, 2014 and July 31,2013, respectively	3,905	3,000
Additional paid-in-capital	26,245	-
Deficit accumulated during the development stage	(30,987)	(129)
Total Stockholder’s Equity (Deficit)	(837)	2,871

Total Liabilities and Stockholder’s Equity (Deficit)	$ 8,380	$ 3,088

The accompanying notes are an integral part of these financial statements.

BRISTA CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (AUDITED)
	Year ended July 31, 2014	For the Period from Inception (December 20, 2012) to July 31, 2013	For the Period from Inception (December 20, 2012) to July 31, 2014

Revenue	$ -	$ -	$ -

Expenses
General and administrative expenses	30,858	129	30,987

Total Expenses	(30,858)	(129)	(30,987)

Loss before income taxes	(30,858)	(129)	(30,987)

Provision for taxes	-		-

Net loss	$ (30,858)	$ (129)	$ (30,987)

Loss per common share – Basic and Diluted	$ (0.01)	$ (0.00)*

Weighted Average Number of Common Shares Outstanding-Basic and Diluted	3,217,178	1,049,327

 ‘* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these financial statements.

BRISTA CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (DECEMBER 20, 2012) to JULY 31, 2014 (AUDITED)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balances as of Inception (December 20, 2012)	-	$ -	$ -	$ -	$ -

Common shares issued for cash at $0.001 on May 14, 2013	3,000,000	3,000	-	-	3,000

Net loss for the period ended July 31, 2013	-	-	-	(129)	(129)

Balances as of July 31, 2013	3,000,000	3,000	-	(129)	2,871

Common shares issued for cash at $0.03 in April & May 2014	905,000	905	26,245	-	27,150

Net loss for the year ended July 31, 2014		-	-	(30,858)	(30,858)

Balances as of July 31, 2014	3,905,000	$ 3,905	$ 26,245	$ (30,987)	$ (837)

The accompanying notes are an integral part of these financial statements.

BRISTA CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CASH FLOWS (AUDITED)
	Year ended July 31, 2014	For the Period from Inception (December 20, 2012) to July 31, 2013	For the Period from Inception (December 20, 2012) to July 31, 2014

CASH FLOWS GENERATED BY (USED IN) OPERATING ACTIVITIES
Net loss	$ (30858)	$ (129)	$ (30,987)
Changes in Operating Assets and Liabilities
Accrued Rent	4,000	-	4,000
Net cash used in operating activities	(26,858)	(129)	(26,987)

CASH FLOWS GENERATE DBY (USED IN) INVESTING ACTIVITIES
Net cash generated by (used in) investing activities	-	-	-

CASH FLOWS GENERATED BY (USED IN) FINANCING ACTIVITIES
Proceeds from sale of common stock	27,150	3,000	30,150
Proceeds from loan from shareholder	5,000	217	5,217
Net cash provided by financing activities	32,150	3,217	35,367

Net increase in cash and equivalents	5,292	3,088	8,380

Cash and equivalents at beginning of the period	3,088	-	-

Cash and equivalents at end of the period	$ 8,380	$ 3,088	$ 8,380

Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

BRISTA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

YEAR ENDED JULY 31, 2014, THE PERIOD FROM INCEPTION (DECEMBER 20, 2012) TO JULY 31, 2013 AND THE PERIOD FROM INCEPTION (DECEMBER 20, 2013) TO JULY 31, 2014

NOTE 1 - BASIS OF PRESENTATION

Organization and Description of Business

BRISTA CORP. (the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on December 20, 2012 (“Inception”) and intends to commence operations in production of crumb rubber. Since Inception (December 20, 2012) through July 31, 2014 the Company has not generated any revenue and has accumulated losses of $30,987.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (December 20, 2012) resulting in an accumulated deficit of $30,987 as of July 31, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, changes in stockholders’ equity and cash flows disclosed activity since the date of our inception (December 20, 2012) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected not to early adopt these provisions and consequently these additional disclosures continue to be included in these financial statements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At July 31, 2013 and July 31, 2014 the Company's bank deposits did not exceed the insured amounts.

Financial Instruments

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. Accounting Standards Codification (“ASC”) 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs which reflect a reporting entity’s own assumptions about the assumptions that market participants would use for pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The recorded amounts of financial instruments, including cash, accruals and loan from shareholder approximate their market values as of July 31, 2014 due to the short term maturities of these financial instruments.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. No revenue has been earned since inception.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the year ended July 31, 2014 and the period from Inception (December 10, 2012) to July 31, 2013.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718,”Compensation – Stock Compensation”, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of July 31, 2014 the Company has not issued any stock-based payments to its employees.

Basic and Diluted Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There were no potentially dilutive debt or equity securities issued or outstanding during the period from Inception (December 20, 2012) to July 31, 2014.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Recent accounting pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe that the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations other than those relating to Development Stage Entities as discussed above.

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On May 14, 2013 the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000.

In April, and May 2014, the Company issued 905,000 shares of its common stock at $0.03 per share for total proceeds of $27,150.

As of July 31, 2014, the Company has 3,905,000 shares of common stock issued and outstanding.

NOTE 3 – INCOME TAXES

As of July 31, 2014 the Company had net operating loss carry forwards of $30,987 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

As of July 31, 2014, our shareholder has advanced to us an amount of $5,217 (2013 - $217) by way of loan. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On September 13, 2013 we signed a Premises and Equipment Lease Agreement with SIA PM Grupa. Under the terms of this agreement, we will lease premises with total area of 238 square meters and equipment for the production of crumb rubber tile. The premises and equipment are leased for a period of 5 years commencing on June 1, 2014 and expiring on May 31, 2019. The rent is $ 2,000 per month and includes use of facilities and equipment. At this time we do not have the funds to make the payments required under the terms of the lease, as of July 31, 2014 we have accrued $4,000 for the lease. There is no assurance that we will be able to raise the necessary funding.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from July 31, 2014 through the date the financial statements were available to be issued on September 25, 2014 and has determined that other than as disclosed above, there have been no subsequent events after July 31, 2014 for which disclosure is required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position

Andrejs Levaskovics Stigu iela, 26 dz.2, Mezares, Babites pagasts, Latvia LV- 2101	44	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

 Andrejs Levaskovics has acted as our President, Treasurer, Secretary and sole Director since our incorporation on December 20, 2012. Mr. Levaskovics owns 76.82% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Levaskovics was going to be our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. This decision did not in any manner relate to Mr. Levaskovics’s previous employments.  Mr. Levaskovics’s previous experience, qualifications, attributes or skills were not considered when he was appointed as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. From May 2005 to December 2008 he worked at Sia Kantors, a security and alarm systems company as a sale manager. From January 2009 to present he has been working as a real estate developer. Mr. Levaskovics intends to devote 20 hours a week of his time to planning and organizing activities of Brista Corp. During the past ten years, Mr. Levaskovics has not been the subject to any of the following events:

    1. Any bankruptcy petition filed by or against any business of which Mr. Levaskovics was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

    2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Levaskovics’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.  Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ending July 31, 2014 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Andrejs Levaskovics (1)	2013	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

(1) Serves as President, Treasurer, sole Director and Officer.

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

None of our directors have received monetary compensation since our inception to the date of this prospectus. We currently do not pay any compensation to our directors serving on our board of directors.

CHANGE OF CONTROL

As of July 31, 2014, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of July 31, 2014 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Andrejs Levaskovics Stigu iela, 26 dz.2, Mezares, Babites pagasts, Latvia LV- 2101	3,000,000 shares of common stock (direct)	76.82%

The percent of class is based on 3,905,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 14, 2013, we offered and sold 3,000,000 shares of common stock to Andrejs Levaskovics, our President, Treasurer, sole Director and Secretary at a purchase price of $0.001 per share, for aggregate proceeds of $3,000.

As of July 31, 2014, Andrejs Levaskovics, the Company’s President, Treasurer, sole Director and Secretary had advanced $5,217 to the Company.  This amount is payable upon demand, unsecured, non-interest bearing, has no term.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended July 31, 2014, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the period from Inception (December 20, 2012) to July 31, 2013 and for the reviews of our financial statements for the quarters ended October 31, 2013, January 31, 2014 and April 30, 2014.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRISTA CORP.
Dated: September 26, 2014	By: /s/ Andrejs Levaskovics
Andrejs Levaskovics, President and Chief Executive Officer and Chief Financial Officer