Form 10-Q
period 2014-10-31
BRISTA CORP.
filed 2014-12-15
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number:  333-191721

BRISTA CORP.

(Exact name of registrant as specified in its charter)

Nevada	99-0384160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

302 San Aselmo Avenue, Suite 220

San Anselmo, CA 94960

(Address of principal executive offices) (Zip Code)

(561) 479 - 0040

(Registrant’s telephone number, including area code)

Stigu iela, 26 dz. 2

Mezares, Babites pagasts, Latvia LV- 2101

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Number of shares of common stock outstanding as of December 15, 2014 was 3,905,000.

TABLE OF CONTENTS

Part I

Item 1	Financial Statements

	Condensed Balance Sheets as of October 31, 2014 (Unaudited) and July 31, 2014.	3

	Condensed Statements of Operations for the three months ended October 31, 2014 and 2013 (Unaudited) and the period since inception (December 20, 2012) to October 31, 2014 (Unaudited).	4

	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period since inception (December 20, 2012) to October 31, 2014. (Unaudited).	5

	Condensed Statements of Cash Flows for the three months ended October 31, 2014 and 2013 (Unaudited) and for the period since inception (December 20, 2012) to October 31, 2014 (Unaudited).	6

	Notes to Unaudited Condensed Financial Statements.	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4	Controls and Procedures	14

Part II

Item 1	Legal Proceedings	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults upon Senior Securities	15

Item 4	Mine Safety Disclosure	15

Item 5	Other Information	15

Item 6	Exhibits	15

	Signatures	16

PART I

ITEM 1. FINANCIAL STATEMENTS

BRISTA CORP.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	OCTOBER 31, 2014	JULY 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$3,770	$8,380
Total current assets	3,770	8,380

Total Assets	$3,770	$8,380

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued rent	$-	$4,000
Loan from shareholder	5,217	5,217
Total current liabilities	5,217	9,217

Total Liabilities	5,217	9,217

Commitments and Contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 3,905,000 shares issued and outstanding as at October 31, 2014 (unaudited) and July 31,2014, respectively	3,905	3,905
Additional paid-in-capital	26,245	26,245
Deficit accumulated during the development stage	(31,597)	(30,987)
Total Stockholders’ Deficit	(1,447)	(837)

Total Liabilities and Stockholders’ Deficit	$3,770	$8,380

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRISTA CORP.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended October 31, 2014	Three months ended October 31, 2013	For the Period from Inception (December 20, 2012) to October 31, 2014

Revenue	$-	$-	$-

Expenses
General and administrative expenses	4,610	3,560	35,597

Total Operating Expenses	(4,610)	(3,560)	(35,597)

Other income Accrued rent forgiven	4,000	-	4,000

Loss before income taxes	(610)	(3,560)	(31,597)

Provision for taxes	-	-	-

Net loss	$(610)	$(3,560)	$(31,597)

Loss per common share – Basic and Diluted	$(0.00)*	$(0.00)*

Weighted Average Number of Common Shares Outstanding-Basic and Diluted	3,905,000	3,000,000

‘* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRISTA CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION  (DECEMBER 20, 2012) to OCTOBER 31, 2014

	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balances as of Inception (December 20, 2012) - Audited	-	$-	$-	$-	$-

Common shares issued for cash at $0.001 on May 14, 2013	3,000,000	3,000	-	-	3,000

Net loss for the period ended July 31, 2013	-	-	-	(129)	(129)

Balances as of July 31, 2013 - Audited	3,000,000	3,000	-	(129)	2,871

Common shares issued for cash at $0.03 in April & May 2014	905,000	905	26,245	-	27,150

Net loss for the year ended July 31, 2014	-	-	-	(30,858)	(30,858)

Balances as of July 31, 2014 - Audited	3,905,000	$3,905	$26,245	$(30,987)	$(837)

Net loss for the three months ended October 31, 2014	-	-	-	(610)	(610)

Balance as of October 31, 2014 - Unaudited	3,905,000	$3,905	$26,245	$(31,597)	$(1,447)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRISTA CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three months ended October 31, 2014	Three months ended October 31, 2013	For the Period from Inception (December 20, 2012) to October 31, 2014

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(610)	$(3,560)	$(31,597)
Changes in Operating Assets and Liabilities
Accrued Rent	(4,000)	-	-
Net cash used in operating activities	(4,610)	(3,560)	(31,597)

CASH FLOWS GENERATED BY (USED IN) INVESTING ACTIVITIES
Net cash generated by (used in) investing activities	-	-	-

CASH FLOWS GENERATED BY FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	30,150
Proceeds from loan from shareholder	-	3,000	5,217
Net cash provided by financing activities	-	3,000	35,367

Net (decrease)/increase in cash and equivalents	(4,610)	(560)	3,770

Cash and equivalents at beginning of the period	8,380	3,088	-

Cash and equivalents at end of the period	$3,770	$2,528	$3,770

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRISTA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013 AND THE
PERIOD FROM INCEPTION (DECEMBER 20, 2012) TO OCTOBER 31, 2014

NOTE 1 - BASIS OF PRESENTATION

Organization and Description of Business

BRISTA CORP. (the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on December 20, 2012 (“Inception”) with a business plan to produce crumb rubber tile from recycled truck and automotive tires.

Since Inception (December 20, 2012) through October 31, 2014 the Company has not generated any revenue and has accumulated losses of $31,597.

Effective October 30, 2014 Mr. Andrejs Levaskovics resigned as our sole director and officer, and Mr. Joseph Abrams was appointed as President, Treasurer, Secretary and sole director of the Company. Following this change of management, the Company indicated that it intends to abandon its previous business plan to produce crumb rubber tile from recycled truck and automotive tires and intends to commence operations as a developer of mobile device applications.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (December 20, 2012) resulting in an accumulated deficit of $31,597 as of October 31, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and shareholders or the private placement of common stock.

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

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a July 31 fiscal year end.

BRISTA CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013 AND THE
PERIOD FROM INCEPTION (DECEMBER 20, 2012) TO OCTOBER 31, 2014

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2014 and July 31, 2014 the Company's bank deposits did not exceed the insured amounts.

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

The recorded amounts of financial instruments, including cash, accruals and loan from shareholder approximate their market values as of October 31, 2014 due to the short term maturities of these financial instruments.

BRISTA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013 AND THE
PERIOD FROM INCEPTION (DECEMBER 20, 2012) TO OCTOBER 31, 2014

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. No revenue has been earned since inception.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three months ended October 31, 2014 and 2013, respectively, and the period from Inception (December 20, 2012) to October 31, 2014.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718,”Compensation – Stock Compensation”, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of October 31, 2014 the Company has not issued any stock-based payments to its employees.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There were no potentially dilutive debt or equity securities issued or outstanding during the period from Inception (December 20, 2012) to October 31, 2014.

BRISTA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013 AND THE
PERIOD FROM INCEPTION (DECEMBER 20, 2012) TO OCTOBER 31, 2014

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

As of October 31, 2014, the Company has 3,905,000 shares of common stock issued and outstanding.

NOTE 3 – INCOME TAXES

As of October 31, 2014 the Company had net operating loss carry forwards of approximately $31,597 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

As of October 31, 2014, our shareholder has advanced to us an amount of $5,217 (2013 - $217) by way of loan. The loan is non-interest bearing, due upon demand and unsecured.

BRISTA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013 AND THE
PERIOD FROM INCEPTION (DECEMBER 20, 2012) TO OCTOBER 31, 2014

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

This lease agreement was terminated on October 29, 2014 with no payments made and no further obligations under the lease agreement. The $4,000 balance due as of July 31, 2014 was also forgiven.

NOTE 6 – SUBSEQUENT EVENTS

Following the change in the Company’s management effective October 31, 2014, the Company indicated that it intends to abandon its previous business plan to produce crumb rubber tile from recycled truck and automotive tires and intends to commence operations as a developer of mobile device applications.

In November 2014, the Company raised $22,500 from shareholders in the form of an interest free, non-convertible shareholder loan with no fixed terms of repayment, to continue funding the operations of the Company.

Other than disclosed above, the Company has evaluated subsequent events from October 31, 2014 through the date the financial statements were available to be issued on December 15, 2014 and has determined that, other than as disclosed above, there have been no subsequent events after October 31, 2014 for which disclosure is required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended July 31, 2014. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Cautionary Note Regarding Forward-Looking Statements

This report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  Statements that are not historical facts are forward-looking statements.  Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain”, “on track”, “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in our reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

All dollar amounts refer to US dollars unless otherwise indicated.

GENERAL

BRISTA CORP. was incorporated under the laws of the State of Nevada on December 20, 2012.  Our registration statement has been filed with the Securities and Exchange Commission on October 15, 2013 and has been declared effective on April 9, 2014.  Brista Corp. established a fiscal year end of July 31. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company initially formed to commence operations in crumb rubber tile manufacturing.

Effective October 30, 2014 Mr. Andrejs Levaskovics resigned as our sole director and officer, and Mr. Joseph Abrams was appointed as President, Treasurer, Secretary and sole director of the Company. Following this change of management, the Company indicated that it intends to abandon its previous business plan to produce crumb rubber tile from recycled truck and automotive tires and intends to commence operations as a developer of mobile device applications.

Our Business

We initially planned to produce crumb rubber tile from recycled automotive and truck tires, however we have since changed our plan of operation to develop mobile device applications for sale initially in US markets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND THE THREE MONTHS ENDED OCTOBER 31, 2013.

Revenues

We have not generated any revenues for the three months ended October 31, 2014 and 2013, as we have not commenced operations.

General and Administrative expenses

General and administrative expenses totaled $4,610 and $3,560 for the three months ended October 31, 2014 and 2013, respectively, an increase of $1,050 or 29%. The increase is primarily due to fees paid for taxation services during the three month period ended October 31, 2014.

General and administrative expenses generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and marketing expenses.

Other Income

During the three months ended October 31, 2014 we recognized other income of $4,000 compared to $0 during the three months ended October 31, 2013. The increase in other income was due to the forgiveness of accrued rent arising from the cancellation of the property lease agreement previously entered into which resulted in $4,000 in accrued lease expenses as of July 31, 2014 that were forgiven in this quarter.

Net Loss

During the three months ended October 31, 2014 and 2013, we incurred a net loss of $610 and $3,560, respectively, a decrease of $2,950 or 82.9% due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2014 our total assets were comprised of cash balances of $3,770 and our total liabilities were comprised of shareholders loans of $5,217. As of July 31, 2014 out total assets were comprised of cash balances of $8,380 and our total liabilities were $9,217 comprising accrued lease expense of $4,000 and a shareholder’s loan of $5,217. Our cash balances have declined due to the payment of general and administrative expenses and our lease expense accrual has subsequently been forgiven due to the release of the Company from all obligations under the lease agreement.

Subsequent to October 31, 2014, during November 2014, we raised an additional $22,500 from shareholders to fund the development of our business plan.

Stockholders’ deficit was $1,447 and $837 as of October 31, 2014 and July 31, 2014.

Cash Flows used in Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended October 31, 2014 and 2013, net cash used in operating activities amounted to $4,610 and $3,560, respectively. The cash used in operating activities was used to fund general and administrative expenses prior to the implementation of our business plans.

Cash Flows from (used in) Investing Activities

We neither generated cash from, nor used cash in investing activities during the three months ended October 31, 2014 and 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock or by way of loans from our shareholders. We neither generated nor used funds in financing activities during the three months ended October 31, 2014. By comparison during the three months ended October 31, 2013 we received proceeds from shareholders loans of $3,000.

Subsequent to October 31, 2014, we received $22,500 in shareholder loans to continue funding our operations while we implement our business plan.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds, loans from shareholders and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

CAPITAL EXPENDITURE

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM IV. CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the quarter ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We have not been involved in any legal proceeding since Inception (December 20, 2012) and we are not aware of any pending or potential legal actions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities were completed in the three month periods ended October 31, 2014 or 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three month periods ended October 31, 2014 or 2013.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

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

BRISTA CORP.

Dated: December 15, 2014	By:	/s/ Joseph Abrams
Joseph Abrams, President and Chief Executive Officer and Chief Financial Officer

