Form 10-Q
period 2015-01-31
BRISTA CORP.
filed 2015-03-13
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number:  333-191721

BRISTA CORP.

(Exact name of registrant as specified in its charter)

Nevada	99-0384160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

302 San Anselmo Avenue, Suite 220

San Anselmo, CA 94960

(Address of principal executive offices) (Zip Code)

(561) 479 - 0040

(Registrant’s telephone number, including area code)

Stigu iela, 26 dz. 2

Mezares, Babites pagasts, Latvia LV- 2101

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒*

*Although the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1933, it is voluntarily filing its annual and quarterly reports.

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

Number of shares of common stock outstanding as of March 13, 2015 was 19,525,000.

TABLE OF CONTENTS

Part I

Item 1	Financial Statements

	Condensed Balance Sheets as of January 31, 2015 (Unaudited) and July 31, 2014.	3

	Condensed Statements of Operations for the three months and six months ended January 31, 2015 and 2014 (Unaudited), and the period since inception (December 20, 2012) to January 31, 2015 (Unaudited).	4

	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period since inception (December 20, 2012) to January 31, 2015. (Unaudited).	5

	Condensed Statements of Cash Flows for the six months ended January 31, 2015 and 2014 (Unaudited) and for the period since inception (December 20, 2012) to January 31, 2015 (Unaudited).	6

	Notes to Unaudited Condensed Financial Statements.	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4	Controls and Procedures	15

Part II

Item 1	Legal Proceedings	16

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3	Defaults upon Senior Securities	16

Item 4	Mine Safety Disclosure	16

Item 5	Other Information	16

Item 6	Exhibits	16

	Signatures	17

PART I

ITEM 1. FINANCIAL STATEMENTS

BRISTA CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	JANUARY 31, 2015	JULY 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$8,034	$8,380
Total current assets	8,034	8,380

Total Assets	$8,034	$8,380

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$10,124	-
Accrued rent	-	$4,000
Loan from shareholder	27,717	5,217
Total current liabilities	37,841	9,217

Total Liabilities	37,841	9,217

Commitments and Contingencies

Stockholders’ Deficit
Common stock, $0.001 par value, 375,000,000 shares authorized; 19,525,000 shares issued and outstanding as at January 31, 2015 (unaudited) and July 31,2014, respectively.*	19,525	19,525
Additional paid-in-capital	10,625	10,625
Deficit accumulated during the development stage	(59,957)	(30,987)
Total Stockholders’ Deficit	(29,807)	(837)

Total Liabilities and Stockholders’ Deficit	$8,034	$8,380

*	After giving retrospective effect to a 5 to 1 forward stock split which became effective on February 23, 2015 after filing a certificate of amendment to the Certificate of Incorporation.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRISTA CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended January 31, 2015	Three months ended January 31, 2014	Six months ended January 31, 2015	Six months ended January 31, 2014	For the Period from Inception (December 20, 2012) to January 31, 2015

Revenue	$-	$-	$-	$-	$-

Expenses
General and administrative expenses	28,360	1,560	32,970	5,120	63,957

Total Operating Expenses	(28,360)	(1,560)	(32,970)	(5,120)	(63,957)

Other income Accrued rent forgiven	-	-	4,000	-	4,000

Loss before income taxes	(28,360)	(1,560)	(28,970)	(5,120)	(59,957)

Provision for taxes	-	-	-	-	-

Net loss	(28,360)	(1,560)	$(28,970)	$(5,120)	$(59,957)

Loss per common share – Basic and Diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted Average Number of Common Shares Outstanding-Basic and Diluted**	19,525,000	$19,525,000	19,525,000	15,000,000

*	denotes a loss of less than $(0.01) per share.

**	After giving retrospective effect to a 5 to 1 forward stock split which became effective on February 23, 2015 after filing a certificate of amendment to the Certificate of Incorporation.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRISTA CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION  (DECEMBER 20, 2012) to JANUARY 31, 2015

	Number of Common Shares*	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balances as of Inception (December 20, 2012) - Audited	-	$-	$-	$-	$-

Common shares issued for cash at $0.0002 on May 14, 2013	15,000,000	15,000	(12,000)	-	3,000

Net loss for the period ended July 31, 2013	-	-	-	(129)	(129)

Balances as of July 31, 2013 - Audited	15,000,000	15,000	(12,000)	(129)	2,871

Common shares issued for cash at $0.006 in April & May 2014	4,525,000	4,525	22,625	-	27,150

Net loss for the year ended July 31, 2014	-	-	-	(30,858)	(30,858)

Balances as of July 31, 2014 - Audited	19,525,000	$19,525	$10,625	$(30,987)	$(837)

Net loss for the six months ended January 31, 2015	-	-	-	(28,970)	(28,970)

Balance as of January 31, 2015 - Unaudited	19,525,000	$19,525	$10,625	$(59,957)	$(29,807)

*	After giving retrospective effect to a 5 to 1 forward stock split which became effective on February 23, 2015 after filing a certificate of amendment to the Certificate of Incorporation.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRISTA CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended January 31, 2015	Six months ended January 31, 2014	For the Period from Inception (December 20, 2012) to January 31, 2015

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(28,970)	$(5,120)	$(59,957)
Adjustments to reconcile net loss to net cash used in operations:	-	-	-
Changes in Operating Assets and Liabilities
Accounts Payable	10,124		10,124
Accrued Rent	(4,000)	-	-
Net cash used in operating activities	(22,846)	(5,120)	(49,833)

CASH FLOWS GENERATED BY (USED IN) INVESTING ACTIVITIES	-	-	-
Net cash generated by (used in) investing activities	-	-	-

CASH FLOWS GENERATED BY FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	30,150
Proceeds from loan from shareholder	22,500	5,000	27,717
Net cash provided by financing activities	22,500	5,000	57,867

Net (decrease)/increase in cash and equivalents	(346)	(120)	8,034

Cash and equivalents at beginning of the period	8,380	3,088	-

Cash and equivalents at end of the period	$8,034	$2,968	$8,034

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRISTA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2015 AND 2014 AND THE
PERIOD FROM INCEPTION (DECEMBER 20, 2012) TO JANUARY 31, 2015

NOTE 1 - BASIS OF PRESENTATION

Organization and Description of Business

BRISTA CORP. (the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on December 20, 2012 (“Inception”) with a business plan to produce crumb rubber tile from recycled truck and automotive tires.

Since Inception (December 20, 2012) through January 31, 2015 the Company has not generated any revenue and has accumulated losses of $59,957.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (December 20, 2012) resulting in an accumulated deficit of $59,957 as of January 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

BRISTA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2015 AND 2014 AND THE
PERIOD FROM INCEPTION (DECEMBER 20, 2012) TO JANUARY 31, 2015

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At January 31, 2015 and July 31, 2014 the Company's bank deposits did not exceed the insured amounts.

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

The recorded amounts of financial instruments, including cash, accruals and loan from shareholder approximate their market values as of January 31, 2015 due to the short term maturities of these financial instruments.

BRISTA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2015 AND 2014 AND THE
PERIOD FROM INCEPTION (DECEMBER 20, 2012) TO JANUARY 31, 2015

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and six months ended January 31, 2015 and 2014, and the period from Inception (December 20, 2012) to January 31, 2015.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718,”Compensation – Stock Compensation”, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of January 31, 2015 the Company has not issued any stock-based payments to its employees.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There were no potentially dilutive debt or equity securities issued or outstanding during the period from Inception (December 20, 2012) to January 31, 2015.

BRISTA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2015 AND 2014 AND THE
PERIOD FROM INCEPTION (DECEMBER 20, 2012) TO JANUARY 31, 2015

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

NOTE 2 – COMMON STOCK

On February 23, 2015, the Company effected a 5-for-1 forward stock split of its issued and outstanding shares of common stock. All share and per share amounts for all period that have been presented in the financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect the forward stock split. The Company filed a Certificate of Amendment to its Certificate of Incorporation which made the forward stock split effective and increased the authorized common shares to 375,000,000 shares with a par value $.001 per share.

On May 14, 2013 the Company issued 3,000,000 shares of its common stock at $0.001 per share for total proceeds of $3,000. After the stock split mentioned above the 3,000,000 shares issued for total proceeds of $3,000 increased to 15,000,000 shares.

In April, and May 2014, the Company issued 905,000 shares of its common stock at $0.03 per share for total proceeds of $27,150. After the stock split mentioned above the 905,000 shares issued for total proceeds of $27,150 increased to 4,525,000 shares.

After giving effect to the forward stock split, mentioned above, the Company has 19,525,000 shares of common stock issued and outstanding as of January 31, 2015.

NOTE 3 – INCOME TAXES

As of January 31, 2015 the Company had net operating loss carry forwards of approximately $59,957 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

As of January 31, 2015, our shareholders has advanced to us an amount of $27,717 (2014 - $5,217) by way of loans. The loan are non-interest bearing, due upon demand and unsecured.

BRISTA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2015 AND 2014 AND THE
PERIOD FROM INCEPTION (DECEMBER 20, 2012) TO JANUARY 31, 2015

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On September 13, 2013 we signed a Premises and Equipment Lease Agreement with SIA PM Grupa. Under the terms of this agreement, we leased premises with total area of 238 square meters and equipment for the production of crumb rubber tile for a period of 5 years commencing on June 1, 2014 and expiring on May 31, 2019. The rent was $2,000 per month and included use of facilities and equipment. At this time we do not have the funds to make the payments required under the terms of the lease, as of July 31, 2014 we have accrued $4,000 for the lease.

This lease agreement was terminated on October 29, 2014 with no payments made and no further obligations under the lease agreement. The $4,000 balance due as of July 31, 2014 was also forgiven.

NOTE 6 – SUBSEQUENT EVENTS

On February 23, 2015, the Company effected a 5-for-1 forward stock split of its issued and outstanding shares of common stock. Prior to the forward stock split there were 3,905,000 shares of common stock outstanding and after the forward stock split there were 19,525,000. All share and per share amounts for all period that have been presented in the financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect the forward stock split. The Company filed a Certificate of Amendment to its Certificate of Incorporation which made the forward stock split effective and increased the authorized common shares to 375,000,000 shares with a par value $0.001 per share.

The Company has evaluated subsequent events from January 31, 2015 through the date the financial statements were available to be issued on March 13, 2015 and has determined that, other than as disclosed above, there have been no subsequent events after January 31, 2015 for which disclosure is required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated.  The discussion should be read in conjunction with our financial statements and the notes presented herein and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended July 31, 2014. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2015 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2014.

Revenues

We have not generated any revenues for the three months ended January 31, 2015 and 2014, as we have not commenced operations.

General and Administrative expenses

General and administrative expenses totaled $28,360 and $1,560 for the three months ended January 31, 2015 and 2014, respectively, an increase of $26,800. The increase is primarily due to fees paid for legal and accounting services required for corporate actions undertaken during the current quarter.

General and administrative expenses generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and marketing expenses.

Net Loss

During the three months ended January 31, 2015 and 2014, we incurred a net loss of $28,360 and $1,560, respectively, an increase of $26,800 due to the reasons discussed above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2015 COMPARED TO THE SIX MONTHS ENDED JANUARY 31, 2014.

Revenues

We have not generated any revenues for the six months ended January 31, 2015 and 2014, as we have not commenced operations.

General and Administrative expenses

General and administrative expenses totaled $32,970 and $5,120 for the six months ended January 31, 2015 and 2014, respectively, an increase of $27,850. The increase is primarily due to fees paid for taxation services for filing our corporate tax returns, legal and accounting services required for corporate actions undertaken during the current period.

General and administrative expenses generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and marketing expenses.

Other Income

During the six months ended January 31, 2015 we recognized other income of $4,000 compared to $0 during the six months ended January 31, 2014. The increase in other income was due to the forgiveness of accrued rent arising from the cancellation of the property lease agreement previously entered into which resulted in $4,000 in accrued lease expenses as of July 31, 2014 that were forgiven in this period.

Net Loss

During the six months ended January 31, 2015 and 2014, we incurred a net loss of $28,970 and $5,120, respectively, an increase of $23,850 due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2015 our total assets were comprised of cash balances of $8,034 and our total liabilities were $37,841, comprised of accounts payable of $10,124 and shareholders loans of $27,717. As of July 31, 2014 out total assets were comprised of cash balances of $8,380 and our total liabilities were $9,217 comprising accrued lease expense of $4,000 and a shareholder’s loan of $5,217. Our cash balances have declined slightly due to the payment of general and administrative expenses which were offset by the injection of $22,500 of new shareholder loans. Our lease expense accrual has been forgiven due to the release of the Company from all obligations under the lease agreement.

Stockholders’ deficit was $29,807 and $837 as of January 31, 2015 and July 31, 2014, respectively.

Cash Flows used in Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended January 31, 2015 and 2014, net cash used in operating activities amounted to $22,846 and $5,120, respectively. The cash used in operating activities was used to fund general and administrative expenses prior to the implementation of our business plans.

Cash Flows from (used in) Investing Activities

We neither generated cash from, nor used cash in, investing activities during the six months ended January 31, 2015 and 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock or by way of loans from our shareholders. We raised $22,500 and $5,000 in shareholder loans to fund general and administrative expenses during the six months ended January 31, 2015 and 2014, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the quarter ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We have not been involved in any legal proceeding since Inception (December 20, 2012) and we are not aware of any pending or potential legal actions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities were completed in the six month periods ended January 31, 2015 or 2014.

On February 23, 2015, the Company effected a 5-for-1 forward stock split of its issued and outstanding shares of common stock such that each shareholder on such date received five shares of common stock for each share of common stock previously owned. The issuances qualified for exemption under Section 3(a)(9) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued or outstanding during the three and six month periods ended January 31, 2015 or 2014.

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

BRISTA CORP.

Dated: March 13, 2015	By:	/s/ Joseph Abrams
Joseph Abrams, President and Chief Executive Officer and Chief Financial Officer

