Form 10-Q
period 2015-06-30
MyDx, Inc.
filed 2015-08-19
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

Commission File Number:  333-191721

MyDx, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0384160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6335 Ferris Square, Suite B

San Diego, CA 92121

(Address of principal executive offices) (Zip Code)

(800) 814-4550

(Registrant’s telephone number, including area code)

Brista Corp.

302 San Anselmo Avenue, Suite 220

San Anselmo, CA 94960

July 31, 2014

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

Number of shares of common stock outstanding as of August __, 2015 was 21,967,532

Item 1. Condensed Consolidated Financial Statements

MyDX, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2015	2014 (1)
	(unaudited)
ASSETS

Current assets:
Cash	$1,160,150	$745,446
Inventory	500,804	-
Prepaid expenses and other current assets	148,745	293,809
Total current assets	1,809,699	1,039,255
Property and equipment, net	260,354	103,643
Other assets	57,961	6,430
Total assets	$2,128,014	$1,149,328

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$620,705	$526,968
Customer deposits	142,286	129,871
Accrued liabilities	355,638	462,202
Convertible notes payable	-	1,974,058
Total current liabilities	1,118,629	3,093,099
Warrant liability	-	266,524
Other long-term obligations	4,122	-
Total liabilities	1,122,751	3,359,623

Commitments and contingencies (Note 9)

Stockholders' equity (deficit):
Series A convertible preferred stock, $0.001 par value, 3,000,000 shares authorized; zero and 1,620,000 shares issued and outstanding as of
June 30, 2015 and December 31, 2014, respectively; aggregate
liquidation preference of $810,000 as of December 31, 2014	-	1,620
Series B convertible preferred stock, $0.001 par value, 20,000,000 shares authorized; zero and 597,725 shares issued and outstanding as of
June 30, 2015 and December 31, 2014; respectively; aggregate liquidation
preference of $986,246 as of December 31, 2014	-	598
Common stock, $0.001 par value, 375,000,000 shares authorized;
21,845,932 and 10,059,000 shares issued and outstanding as of
June 30, 2015 and December 31, 2014, respectively.	21,846	50,295
Additional paid-in capital	8,881,364	1,267,459
Accumulated deficit	(7,897,947)	(3,530,267)
Total stockholders' equity (deficit)	1,005,263	(2,210,295)
Total liabilities and stockholders' equity	$2,128,014	$1,149,328

(1) The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date.

See notes to condensed financial statements.

MyDX, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$585,086	$131,695	$1,353,414	$305,409
Sales and marketing	278,019	12,246	672,653	71,408
General and administrative	1,238,052	103,320	1,899,053	196,189
Total operating expenses	2,101,157	247,261	3,925,120	573,006
Loss from operations	(2,101,157)	(247,261)	(3,925,120)	(573,006)
Interest expense, net	742	-	441,760	-
Loss before provision for income taxes	(2,101,899)	(247,261)	(4,366,880)	(573,006)
Provision for income taxes	-	-	800	-
Net loss	$(2,101,899)	$(247,261)	$(4,367,680)	$(573,006)

Net loss per share:
Basic and diluted	$(0.20)	$(0.02)	$(0.41)	$(0.10)

Shares used in computing net loss per share:
Basic and diluted	10,689,072	10,050,000	10,683,955	6,025,000

See notes to condensed financial statements.

MyDX, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2015	2,014
Cash flows from operating activities:
Net loss	$(4,367,680)	(573,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,090	1,552
Convertible note issued in exchange for services	-	191,000
Common stock issued in exchange for services	1,339,219	50,250
Stock-based compensation	271,003	-
Interest expense related to amortization of debt issuance costs	418,950	-
Changes in assets and liabilities:
Inventory	(500,804)
Other receivables	-	(7,019)
Prepaid expenses and other assets	(152,264)	(10,750)
Accounts payable and accrued liabilities	(84,960)	59,694
Customer deposits	12,415	55,572
Net cash used in operating activities	(3,045,031)	(232,707)

Cash flows form investing activities:
Purchases of property and equipment	(175,801)	(3,164)
Net cash used in investing activities	(175,801)	(3,164)

Cash flows from financing activities
Proceeds from note payable - related party	-	40,000
Repayment of note payable - related party	-	(40,000)
Proceeds from the issuance of convertible preferred stock, net of issuance costs	3,632,869	568,610
Proceeds from issuance of common stock from exercise of stock options	2,667	-
Net cash provided by financing activities	3,635,536	568,610
Net increase in cash	414,704	332,739
Cash, beginning of period	745,446	150
Cash, end of period	$1,160,150	$332,889

Supplemental cash flow information
Interest paid	$-	$3,000

Noncash financing activity:
Issuance of convertible note payable in exchange for website development costs	-	$19,000
Conversion of convertible note payable to preferred stock	$2,070,072	$210,000
Fair value of preferred stock warrants issued with preferred stock	$1,677,148	$-
Reclassification of warrant liability to additional paid-in capital	$1,943,672	$-
Common stock assumed in connection with merger	$1,991	$-
Conversion of convertible preferrred stock to common stock	$7,904	$-
Par value adjustment in connection with the merger	$47,827	$-

See notes to condensed consolidated financial statements

MyDX, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Organization

MyDx, Inc. (the “Company”, “we”, “us” or “our”) (formally known as Brista Corp.) was incorporated under the laws of the State of Nevada on December 20, 2012 (date of inception).

On April 9, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CDx Merger Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”), and CDx, Inc. (“CDx”), a Delaware corporation. Pursuant to the Merger Agreement, Merger Sub merged with and into CDx with CDx surviving the merger as the Company’s wholly owned subsidiary (the “Merger”).

Prior to the Merger and as a requirement of the Merger, the Company cancelled 17,534,363 shares of common stock that were outstanding at that time.

On April 24, 2015, in anticipation of closing the Merger, the Company changed its name to MyDx, Inc. On April 30, 2015, the Merger was consummated.

The Merger was treated as a reverse acquisition of the Company, a public shell company, for financial accounting and reporting purposes. As such, CDx was treated as the acquirer for accounting and financial reporting purposes while the Company is treated as the acquired entity for accounting and financial reporting purposes. The assets and liability of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

2.	Nature of Business

We are an early-stage science and technology company and plan to develop nanotechnology to measure chemicals of interest in many solid, liquid, or gas samples. Prior to the Merger, we were a non-operating public shell company with nominal operations and nominal assets.

The Company’s first product, MyDx, is an analyzer in the palm of one’s hands. Using one device with interchangeable sensors, MyDx is intended to allow consumers to test for pesticides in food, fruits, herbs, plants and vegetables; chemicals in water; and, toxins in the air. Acting as an electronic nose, MyDx is engineered to detect molecules in vapor. The analyzer itself has a user friendly interface designed to communicate with any iOS or Android smartphone. Once the app is downloaded and the device is synced, a sample can be placed in the sample chamber, which can be stimulated to release the chemicals of interest into the vapor phase for detection. Over the course of the next 24 months, the MyDx team plans to develop different sensors, the first of which is programmed to test for the presence of specific analytes and chemical constituents in fruits, herbs, plants and vegetables. Using the associated app, MyDx is intended to allow consumers to determine the concentrations of specific analytes and chemical constituents in their samples with a reasonable degree of accuracy.

3.	Liquidity

The Company had no revenues during the three and six months ended June 30, 2015 or since inception in December 2012. The Company currently has limited working capital, and has not completed its efforts to establish a source of revenues sufficient to cover operating costs. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by early-stage companies. These risks include, but are not limited to, the uncertainty of availability of financing and the uncertainty of achieving future profitability. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise funds through the capital markets. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

MyDX, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

We reported negative cash flow from operations for the year ended December 31, 2014 and for the six months ended June 30, 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $1,160,150 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. The delays in our ability to ship products and generate revenues may have adversely affected our capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

4.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of the Company and its wholly owned subsidiary. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 8-K filed with the SEC on May 5, 2015.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2015 and December 31, 2014, the Company’s results of operations for the three and six months ended June 30, 2015 and 2014 and its cash s flows for the six months ended June 30, 2015 and 2014. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. All references to June 30, 2015 or to the three and six months ended June 30, 2015 and 2014 in the notes to condensed consolidated financial statements are unaudited.

Reclassifications

Certain prior year amounts in the condensed financial statements and the notes thereto have been reclassified where necessary to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders' equity, net loss or net cash used in operating activities.

Use of Estimates

The preparation of unsuited interim condensed consolidated finance statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include inventory valuation, valuation allowances of deferred taxes, stock-based compensation expenses and fair value of warrants. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from those estimates.

Continued 6

MyDX, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Concentration of Credit Risk

The Company’s policy is to place its cash with high credit quality financial instruments and institutions and limit the amounts invested with any one financial institution or in any type of instrument. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2015 and December 31, 2014, the Company held no cash equivalents.

Inventory

Inventory is stated at the lower of cost or market value. Inventory is determined to be salable based on demand forecast within a specific time horizon, generally eighteen months or less. Inventory in excess of salable amounts and inventory which is considered obsolete based upon changes in existing technology is written off. At the point of recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that new cost basis.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the useful life as follows:

Internal-use software	3 years
Equipment	3 to 5 years
Computer equipment	3 to 7 years
Furniture and fixtures	5 to 7 years
Leasehold improvements	Shorter of life of asset or lease

Accounting for Website Development Costs

The Company capitalizes certain external and internal costs, including internal payroll costs, incurred in connection with the development of its website. These costs are capitalized beginning when the Company has entered the application development stage and cease when the project is substantially complete and is ready for its intended use. The website development costs are amortized using the straight-line method over the estimated useful life of three years.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the condensed balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the condensed balance sheets. No such impairment was noted for any of the periods presented.

Continued 7

MyDX, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Fair Value of Financial Instruments

The Company recognizes and discloses the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurable date.

Level 2	Inputs, other than quoted prices included in Level 1, that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what participants would use in pricing the asset or liability at the measurement date.

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s convertible notes payable approximates fair value based upon borrowing rates currently available to the Company for loans with similar terms.

Research and Development Costs

Research and development costs are charged to expense as incurred. These costs consist primarily of salaries and direct payroll-related costs. It also includes purchased materials and services provided by independent contractors, software developed by other companies and incorporated into or used in the development of our final products.

Income Taxes

Deferred tax assets and liabilities are recognized for expected future consequences of events that have been included in the financial statements or tax returns. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Revenue Recognition

The Company will recognize revenue from product sales upon shipment if evidence of an arrangement exists, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and title and risk of loss have passed. If those criteria are not met, then revenue will not be recognized until all of the criteria are satisfied.

Continued 8

MyDX, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Customer Deposits

The Company accounts for funds received from crowdfunding campaigns and pre-sales as a liability on the condensed consolidated balance sheets as the investments made entitle the investor to apply these funds towards future shipments once the product has been developed and available for commercial use.

Stock-Based Compensation

The Company accounts for stock-based awards granted to employees based on the fair value of the award measured at the grant date. Accordingly, stock-based compensation is recognized in the condensed consolidated statements of operations as an operating expense over the requisite service period. The Company uses the Black-Scholes option pricing model adjusted for the estimated forfeiture rate for the respective grant to determine the estimated fair value of stock-based compensation arrangements on the date of grant and expenses this value ratably over the requisite service period of the stock option. The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of the Company’s stock options. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies for future grants, and which could materially impact the Company’s fair value determination.

For equity instruments granted to non-employees, excluding non-employee directors, the Company records the expense of such services based on the estimated fair value of the equity instrument. If the equity instrument is a stock option, the Company uses the Black-Scholes option pricing model to determine the fair value. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees as the terms of the awards are similar and are subject to periodic adjustments as the underlying equity instruments vest. The Company recognizes the fair value of the equity instruments as expense over the term of the service agreement and remeasures that fair value as the equity instruments vest.

Warrant Liability

The Company accounts for its freestanding warrant for shares of the Company’s convertible preferred stock as a liability at fair value on the condensed consolidated balance sheets because the warrants are potentially redeemable. The warrants are remeasured at each balance sheet date with any changes in fair value being recognized as a component of interest expense, net on the condensed consolidated statements of operations. During the quarter ended June 30, 2015, the contingency was resolved and the warrant liability was reclassified into addition paid-in capital.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. For the periods presented, comprehensive loss did not differ from net loss.

Continued 9

MyDX, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Collaborative Arrangements

The Company and its collaborative partners are active participants in the collaborative arrangements and both parties are exposed to significant risks and rewards depending on the commercial success of the activity. The Company records all expenses related to collaborative arrangements as research and development expense in the condensed consolidated statements of operations as incurred.

Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding. The number of shares used in the computation of diluted net loss per share is the same as those used for the computation of basic net loss per share as the inclusion of dilutive securities would be anti-dilutive because the Company is in a loss position for the periods presented. Potentially dilutive securities are composed of the incremental common shares issuable upon the exercise of stock options and the conversion of convertible preferred stock.

For the three and six months ended June 30, 2015, options to purchase 5,967,186 shares of common stock and warrants to purchase 7,571,395 shares of common stock have been excluded from the calculation of net loss per share because the inclusion would be anti-dilutive. The Company did not have any common stock equivalents as of June 30, 2014.

Recent Accounting Pronouncements

In April 2015, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest (“ASU 2015-03”). This updated guidance intended to simplify, and provide consistency to, the presentation of debt issuance costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact that this standard will have on its condensed consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU No. 2015-02”). ASU No. 2015-02 amended the process that a reporting entity must follow to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years ending after December 15, 2015. Early application is permitted. The Company is currently evaluating the impact that this standard will have on its condensed financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to determine whether there is substantial doubt about a company’s ability to continue as a going concern. ASU 2014-15 differs from the current application requirements in auditing standards by defining “substantial doubt;” requiring the management going concern assessment every interim and annual period; providing guidance for considering management’s plans to alleviate the doubt; requiring certain disclosures when those plans do alleviate the going concern doubt; requiring an express statement about the substantial doubt and certain disclosures when the plans do not alleviate the going concern doubt; and requiring an assessment of substantial doubt for one year after the date that the financial statements are issued. ASU 2014-15 will be effective for fiscal years ending after December 15, 2016, with early application permitted. The Company is currently evaluating the impact that this standard will have on its financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for non-public entities for reporting periods beginning after December 15, 2017, and interim and annual reporting periods thereafter. Non-public entities have the option to adopt at the same time as public entities which is for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the amended guidance on its condensed consolidated financial position, results of operations and cash flows.

Continued 10

MyDX, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.	Inventory

Inventory as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014
Raw materials	$169,330	$-
Sub assemblies	134,131	-
Finished goods	197,343	-
	$500,804	$-

6.	Fair Value Measurements

The following table sets forth the fair value of the Company’s financial liabilities measured at fair value on a recurring basis as of June 30, 2015:

Fair Value Measurements as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$-	$-

The following table sets forth the fair value of the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$266,524	$266,524

The Company had no financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

Continued 11

MyDX, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The change in the fair value of the warrant liability that falls under Level 3 of the valuation hierarchy is summarized below:

Fair value as of January 1, 2015	$266,524
Issuance of warrants	1,677,148
Reclassification to additional paid-in capital	(1,943,672)
Fair value as of June 30, 2015	$-

The following table describes the valuation techniques used to calculate fair value for Level 3 liabilities. For Level 3 liabilities, the Company determines the fair value measurement valuation policies and procedures.

	Fair Value as of December 31, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted-Average)

Warrant liability	$266,524	Black-Scholes	Fair Value of	$1.10
		Option Pricing	Preferred Stock	$(1.10)
		Model

			Volatility	37.7%
				(37.7%)

7.	Debt

Convertible Notes

In August, September and October 2014, the Company’s wholly owned subsidiary, CDx issued $2,000,000 in convertible subordinated promissory notes (the “Notes”) to accredited investors. The Notes were subordinated to all existing indebtedness of CDx. The annual interest rate of 8% payable semi-annually on December 31 and June 30, in cash or in-kind, at CDx’s sole discretion. The maturity date of the Notes was June 30, 2015.

In conjunction with the issuance of the Notes, the holders of the Notes are entitled to receive warrants to purchase 2,336,828 shares of common stock at an exercise price of $1.10 per share. The fair value of these warrants as of the date the financing was closed was $187,288 and was recorded as a debt discount and included in convertible notes payable on the condensed consolidated balance sheets.

On February 12, 2015 the notes automatically converted into Series B convertible preferred stock as the result of CDx selling more than $2,500,000 of equity securities in a qualified financing. As a result of this conversion, the Notes and all accrued and unpaid interest which totaled $2,070,072 were converted into 1,881,884 shares of Series B convertible preferred stock. Upon conversion, the remaining balance of the unamortized debt issuance costs of $393,008 was expensed and included in interest expense, net in the condensed consolidated statement of operations for the six months ended June 30, 2015.

Continued 12

MyDX, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.	Stockholders’ Equity (Deficit)

Reverse Capitalization

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of CDx’s capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive one (1) share of Company common stock, par value $0.001 per share (the “Common Stock”). Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, the Company assumed all of CDx’s options and warrants issued and outstanding immediately prior to the Merger, 6,069,960 and 7,571,395 shares of Common Stock, respectively. Prior to and as a condition to the closing of the Merger, each then-current Company stockholder agreed to sell certain shares of common stock held by such holder to the Company and the then-current Company stockholders retained an aggregate of 1,990,637 shares of common stock.

Common Stock

On February 23, 2015, the Company effected a 5-for-1 forward stock split of its issued and outstanding shares of common stock. All share and per share amounts for all periods that have been presented in the condensed consolidated financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect the forward stock split. The Company filed a Certificate of Amendment to its Certificate of Incorporation which made the forward stock split effective and increased the authorized common shares to 375,000,000 shares with a par value $.001 per share.

On May 14, 2013 the Company issued 15,000,000 shares of its common stock at $0.002 per share for total proceeds of $3,000.

In April, and May 2014, the Company issued 4,525,000 shares of its common stock at $0.06 per share for total proceeds of $27,150.

Each share of common stock has the right to one vote. The holders of common stock are entitled to dividends when funds are legally available and when declared by the board of directors.

As a result of the Merger, the Company issued a total of 19,855,295 share of common stock to the shareholders of CDx.

During the six months ended June 30, 2015, the Company issued 1,863,241 shares of common stock in exchange for services at a fair value of $1,192,893.

Common Stock Warrants

During the six months ended June 30, 2015, the Company converted warrants to purchase 4,974,567 shares of Series B preferred stock into warrants to common stock. The Company agreed to issue warrants to purchase 2,579,692 and 17,136 shares of common stock during the year ended December 31, 2014 and the three months ended March 31, 2015, respectively. No common stock warrants have been exercised or have expired and the warrants to purchase 7,571,395 shares of common stock were outstanding as of June 30, 2015.

Continued 13

MyDX, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Preferred Stock

As part of the Merger Agreement, all shares of the Series A and Series B convertible preferred stock converted to common stock, pursuant to the conversion rights.

The holders of preferred stock had various rights and preferences as follows:

Dividends

Dividends are non-cumulative. Holders of CDx’s preferred stock were entitled to receive, when and if declared by the Board of Directors on a pari passu basis, cash dividends at an annual rate of $0.04 per share for Series A and $0.088 per share for Series B. Dividends will be payable only when and if declared by the Board of Directors. All dividends declared for the preferred shares must be paid before any dividends are paid to common stockholders. If any dividends are paid to common stockholders, at least an equal amount shall also be paid to the preferred stockholders. Any dividend preference of any series of preferred stock may be waived, in whole or in part, by the vote of the holders of the majority of the outstanding shares of such series.

Liquidation Preferences

Upon liquidation, dissolution or winding up of the corporation, either voluntary or involuntary, the preferred stockholders are entitled to receive an amount per share equal to $0.50 for Series A and $1.65 for Series B (as adjusted for any stock dividends, stock splits or recapitalization and similar events), plus all declared and unpaid dividends, or such lesser amount as may be approved by the holders of the majority of the outstanding shares of preferred stock. If upon the liquidation event, there are insufficient funds to permit the payment to stockholders of the full preferential amounts, then the entire assets and funds of the Company will be distributed ratably among the holders of preferred stock. After payment of the full liquidation preference to the preferred stockholders, the remaining assets shall be distributed ratably to the common stockholders.

Conversion

Each share of preferred stock shall be convertible, at the option of the holder, at any time after the date of issuance into fully paid and non-assessable shares of common stock as determined by dividing the applicable original issue price for such series by the conversion price for such series.

Each share of preferred stock would automatically be converted into shares of common stock at the respective conversion price immediately upon the earlier of (i) immediately prior to the closing of a firm commitment underwritten initial public offering pursuant to a registration statement under the Securities Act of 1933 covering the offering and sale of the common stock provided the aggregate gross proceeds to and/or selling stockholders are not less than $30,000,000 prior to underwriters’ commissions and expenses, (ii) immediately prior to the closing of a merger approved by the Board of Directors pursuant to which the then current stockholders become stockholders of a public company, or (iii) upon receipt of a written request for conversion from the holders of a majority of the voting power of the outstanding shares of preferred stock.

Voting Rights

The holders of each share of Series A had voting rights equal to twenty times the number of shares of common stock into which the Series A held by such holder could be converted. The holders of each share of Series B have voting rights equal to the number of shares of common stock into which it is convertible.

Continued 14

MyDX, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

2014 Equity Incentive Plan

In June 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”), and to date, has reserved 6,200,000 shares of common stock for issuance under the 2014 Plan. Under the 2014 Plan, employees, directors or consultants may be granted nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to purchase shares of CDx’s common stock. Only employees are eligible to receive incentive stock options (“ISO”) to purchase common stock. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. The options generally expire ten years from the date of grant. ISOs granted to a participant who, at the time the ISO is granted, has more than 10% of the voting power between all classes of stock, will expire five years from the date of grant. Options vest at various rates ranging from immediately to three years. As of June 30, 2015, options to purchase 190,471 shares were available under the 2014 Plan for issuance.

A summary of the Company’s stock option plan for the six months ended June 30, 2015 was as follows:

	Shares	Weighted Averaged Exercise Price
Outstanding as of January 1, 2015	1,937,979	$0.08
Granted	4,224,370	$0.56
Exercised	(33,333)	$0.08
Forfeited, cancelled or exercised	(161,830)	$0.52
Outstanding as of June 30, 2015	5,967,186	$0.41
Options vested and exercisable at June 30, 2015	2,101,787	$0.20
Options vested and expected to vest	5,967,186	$0.41

Information regarding options outstanding and vested and exercisable as of June 30, 2015 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$0.08	1,894,027	9.0	$0.08	1,435,086	$0.08
$0.55	4,048,159	9.7	$0.55	665,659	$0.55
$2.36	25,000	9.9	$2.36	1,042	$2.36
	5,967,186	9.5	$0.41	2,101,787	$0.20

Continued 15

MyDX, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Total employee stock-based compensation expense recognized by the Company for the six months ended June 30, 2015 was $271,003. No tax benefits were recognized in the six months ended June 30, 2015 and 2014.

Total unrecognized compensation expense from employee stock options as of June 30, 2015 was $830,701 and will be recognized over a weighted average recognition period of 1.9 years.

For the six months ended June 30, 2015, the Company granted options to non-employees to purchase 415,000 shares of common stock at an exercise price of $0.55 per share. No shares were granted to non-employees during the three months ended June 30, 2015. Stock-based compensation expense related to stock options granted to non-employees was $82,272 and $116,332 for the three and six months ended June 30, 2015. The Company believes the fair value of the stock options is more reliably measurable than the fair value of the consulting services received. The fair value of the stock options granted is calculated at each reporting date.

Additional Stock Plan Information

The Company’s fair value calculations for stock-based awards under the 2014 Plan were made using the Black-Scholes option pricing model with the weighted-average assumptions set forth in the following table. Volatility is based on historical volatility rates obtained for certain public companies that operate in the same or related businesses as that of the Company since there is no market for or historical volatility data for the Company’s common stock. The risk-free interest rate is determined by using a U.S. Treasury rate for the period that coincided with the expected term set forth. The Company uses a simplified method for “plain vanilla” share options in determining the expected term of an employee share option as its equity shares are not publicly traded.

The following assumptions were used in the estimated grant date fair value calculations for options granted to employees and consultants during the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Dividend yield	0.0%	0.0%
Volatility	50.0%	50.0%
Average risk-free interest rate	1.75% - 1.91%	1.46% - 1.91%
Expected term, in years	5.00 - 5.77	5.00 - 5.77

The weighted-average grant date fair value for stock options granted during the three and six months ended June 30, 2015 was $1.20 and $0.38 per share, respectively.

9.	Commitments and Contingencies

On April 1, 2015, the Company signed a 31 month lease for approximately 6,200 square feet of office and laboratory space at 6335 Ferris Square, Suite B, San Diego, California. The facility includes approximately 1,500 square feet of laboratory space. Commencement date of the lease is May 1, 2015. Total net rent under this lease is $247,000 and expires on November 30, 2017.

Continued 16

MyDX, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In September 2014, the Company leased additional office space in San Mateo, California for a three-month term. The monthly rent is $1,900 per month. The lease term at this location became month-to-month as of December 31, 2014.

In April 2014, the Company leased office space in San Mateo, California on a month-to-month basis for $750 per month.

Rent expense for the three and six months ended June 30, 2015 and 2014 was $42,196 and $4,843, respectively and $67,725 and $5,792 for the six months ended June 30, 2015 and 2014, respectively.

Distribution and License Agreement and Joint Development Agreements

The Company entered into a Distribution and License Agreement with a third-party for the purpose of developing a sensor array to be used in the Company’s product. The Distribution and License Agreement has an initial term of ten years, but can be terminated earlier if the project does not meet the specifications of the Company. The Company will obtain exclusive rights to sell and distribute once a successful sensor prototype is developed. In exchange for a functional prototype, the Company will pay the third-party a 7% royalty on net sales. During the six months ended June 30, 2015 and 2014, the Company incurred zero and $10,000 in development costs related to the Distribution and License Agreement, respectively.

On November 1, 2013, the Company entered into a two-year Joint Development Agreement (the “Agreement”) with an unrelated third-party to develop chemical sensors and peripheral sensing equipment and software for the detection and characterization of cannabis and compounds associated with cannabis.

The Agreement provides for, among other things, any arising intellectual property rights (as defined) outside of the field (as defined), and any arising intellectual property rights relating to improvements to detection materials shall belong to the Joint Venture Developer.

The Agreement also provides that any arising intellectual property rights other than those covered above shall belong to the Company. To the extent that it is necessary to do so to enable the Company to use and exploit its respective arising intellectual property rights, the Joint Developer grants the Company a perpetual, irrevocable, exclusive, and royalty free license (including the right to assign the license and to grant sub-licenses) to use and exploit the Joint Developer’s arising intellectual property rights in the field. Under the terms of the Agreement, either party may cancel the Agreement as the specific tasks provided for in the Agreement have been completed or for causes specifically provided for in the Agreement. During the six months ended June 30, 2015 and 2014, the Company has paid the Joint Developer $115,000 and $148,500 for development costs, respectively.

On May 19, 2015, the Company entered into an Exclusive Patent Sublicense Agreement (the “License Agreement”) with Next Dimension Technologies, Inc. (“NDT”). The License Agreement grants the Company a worldwide right to the patents licensed by NDT from the California Institute of Technology. The License Agreement grants both exclusive and non-exclusive patent rights. The license granted in the License Agreement permits the Company to make, have made, use, sell and offer for sale sublicensed products in the field of use. The License Agreement continues until the expiration, revocation, invalidation or enforceability of the rights licensed. The License Agreement provides for the payment of a license fee and royalty payments by CDx to NDT. The License Agreement also contains minimum royalty payments and milestone payments by CDx to NDT. NDT has a right to terminate the License Agreement in the event of an uncured breach by CDx; the insolvency or bankruptcy of CDx; or if CDx does not meet certain productivity milestones. The License Agreement also contains representations, warranties and indemnity obligations for each of CDx and NDT. In connection with the License Agreement, on May 19, 2015, CDx and NDT also executed an Amended Amendment No. 4 (the “Amended Amendment No. 4”) to the Joint Development Agreement, dated as of November 1, 2013, between CDx and NDT, which extended the date of negotiation for the License Agreement through May 19, 2015.

Continued 17

MyDX, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In March 2014, the Company entered into a Joint Venture Agreement with AZ Med Testing (“AZMED”) for the purpose of co-developing a database that will correlate the sensor derived chemical data with end-user derived feedback information. As part of the agreement, AZMED received options to purchase 250,000 shares of common stock in July 2014. AZMED will also receive a perpetual license to the developed software. Any intellectual property that is developed will be shared by the Company and AZMED. During the six months ended June 30, 2015 and 2014, the Company incurred zero costs related to this agreement.

Litigation

In the normal course of business, the Company may be subject to other legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of probable monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, the Company’s management believes that any monetary liability or financial impact to the Company from these other matters, individually and in the aggregate, would not be material to the Company’s financial condition, results of operations or cash flows. However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these other matters could differ materially from those projected.

10.	Income taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered, and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Based on the Company’s net losses in prior years, management has determined that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits for the six months ended June 30, 2015 and December 31, 2014, respectively. The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

Continued 18

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, MyDx’s audited annual financial statements and the related notes thereto and MyDx Inc.’s unaudited interim financial statements and the related notes thereto, on file with the Securities and Exchange Commission (“SEC”). This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Forward-Looking Statements” in this Prospectus. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the disclosure under the heading “Risk Factors” elsewhere in this Prospectus.

The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of MyDx. MyDx’s financial statements for the three and six months ended June 30, 2015, and the audited results of operations of MyDx for the period ending December 31, 2014.

We believe that our assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company's products and services and competition.

The Merger between MyDx, Inc. and CDx, Inc. (“CDx”), consummated on April 30, 2015, was treated as a reverse acquisition for financial accounting and reporting purposes.  As such, CDx is treated as the acquirer for accounting and financial reporting purposes while MyDx, Inc. was treated as the acquired entity for accounting and financial reporting purposes.  Further, as a result, the historical financial statements that will be reflected in the Company’s future financial statements filed with the SEC will be those of CDx, and the Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of CDx.  Accordingly, for clarity and continuity, we are presenting the historical financial statements for CDx, Inc. for the periods presented.

For the Period Ended June 30, 2015

Overview

The Company’s first product, MyDx, is a hand-held analyzer. Using one device with interchangeable sensors, MyDx is intended to allow consumers to test for selected pesticides in food, fruits, herbs, plants and vegetables; chemicals in water; and, toxins in the air. As of the date of this filing, the Company is offering only a sensor to be used for analyzing cannabis. Acting as an electronic nose, MyDx is engineered to detect molecules in vapor. The analyzer itself has an interface designed to communicate with any iOS or Android smartphone. Once the app is downloaded and the device is synced, a sample can be placed in the sample chamber, which can be stimulated to release the chemicals of interest into the vapor phase for detection. Over the course of the next 24 months, the MyDx team plans to develop different sensors, the first of which is intended to test for the presence of specific analytes and chemical constituents in fruits, herbs, plants and vegetables. Using the associated app, MyDx is intended to allow consumers to determine the concentrations of specific analytes and chemical constituents in their samples with a reasonable degree of accuracy.

Plan of Operations

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net losses of $2,101,899 and $4,367,680, respectively, for the three and six month periods ended June 30, 2015 and has an accumulated deficit of $7,897,947 as of June 30, 2015.

Liquidity and Capital Resources

Our principal sources of cash have been proceeds from private placements of common and preferred stock, incurrence of debt and the sale of equity securities held as investments.

Continued 19

As of June 30, 2015, the Company had working capital of $691,070 with cash of $1,160,150. Our cash increased by approximately $415,000 during the six months ended June 30, 2015.

Negative Operating Cash Flow

We reported negative cash flow from operations for the year ended December 31, 2014 and for the six months ended June 30, 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of approximately $1,160,000 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

Revenue

For the three months ended June 30, 2015, the Company had no revenues. The Company is in the research and development stage, but projects its MyDx product will be released in late 2015.

Operating Expenses

For the three months ended June 30, 2015, the Company incurred operating expenses in the amount of $2,101,157 compared to $247,261 for the three months ended June 30, 2014. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses.

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the three months ended June 30, 2015, the Company expended approximately $585,000 for various research and development projects for hardware, database, software and sensor development as compared to $132,000 for the three months ended June 30, 2014. The increase of approximately $453,000 resulted primarily from increases of approximately $154,000 in database development costs, $107,000 in hardware development costs, $104,000 in software development costs and $103,000 in general research management expenses. These increases were partially offset by a decrease of $15,000 in sensor license fees.

Sales and marketing expenses consist primarily of salaries, wages and benefits, consulting fees for third-party services and general marketing expenses. For the three months ended June 30, 2015, the Company expended approximately $278,000 as compared to approximately $12,000 for the three months ended June 30, 2014. The increase of $266,000 resulted primarily from increases of approximately $143,000 in salaries, wages and benefits, $45,000 in stock compensation, $18,000 in independent contractors, $16,000 tradeshows, $16,000 in travel and entertainment, $13,000 in website maintenance, $6,000 rent, $4,000 in telephone and communications expense, $3,000 in miscellaneous expenses and $2,000 in website amortization.

Continued 20

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses. For the three months ended June 30, 2015, the Company expended approximately $1,238,000 as compared to $103,000 for the three months ended June 30, 2014. The increase of approximately $1,135,000 resulted primarily from increases of $441,000 in independent contractors, $188,000 in salaries, wages and benefits, $177,000 in legal fees, $99,000 in stock based compensation, $43,000 in public filing fees, $41,000 in accounting fees, $36,000 in insurance premiums, $34,000 in rent and facilities costs, $15,000 in travel and entertainment expenses, $14,000 in ERP system costs, $10,000 in directors fees, $7,000 in payroll processing fees, $7,000 in communications expenses, $5,000 in depreciation expenses, $4,000 in hardware and software purchases, $3,000 in licenses and permits, $3,000 in tradeshow expenses, $3,000 in miscellaneous supplies, $2,000 in postage expense, $2,000 in professional fees, $1,000 in charitable contributions, and $1,000 in bank charges and fees. These increases were partially offset by a $1,000 decrease in website maintenance.

Interest Expense

Interest expense total approximately $1,000 and zero for the three months ended June 30, 2015 and June 30, 2014.

Comparison of Six Months Ended June 30, 2015 and 2014

Revenue

For the six months ended June 30, 2015 and 2014, the Company had no revenues. The Company is in the research and development stage, but projects its MyDx product will be released in 2015.

Operating Expenses

For the six months ended June 30, 2015, the Company incurred operating expenses in the amount of $3,925,120 compared to $573,006 for the six months ended June 30, 2014. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses.

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the six months ended June 30, 2015, the Company expended approximately $1.353,000 for various research and development projects for hardware, database, software and sensor development as compared to $305,000 for the six months ended June 30, 2014. The increase of approximately $1,048,000 resulted primarily from increases of approximately $391,000 in hardware development costs, $246,000 in software development costs, $228,000 in database development costs and $216,000 in general research management expenses. These increases were partially offset by a decrease of $33,000 in sensor license fees.

Sales and marketing expenses consist primarily of salaries, wages and benefits, consulting fees for third-party services and general marketing expenses. For the six months ended June 30, 2015, the Company expended approximately $673,000 as compared to approximately $71,000 for the six months ended June 30, 2014. The increase of $602,000 resulted primarily from increases of approximately $255,000 in salaries, wages and benefits, $246,000 in stock compensation, $24,000 in travel and entertainment, $18,000 in supplies, $16,000 tradeshows, $15,000 in website maintenance, $9,000 rent, $7,000 in telephone and communications expense, $5,000 in independent contractors, $5,000 in amortization and $2,000 in miscellaneous expenses.

Continued 21

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees, and, general administrative expenses. For the six months ended June 30, 2015, the Company expended approximately $1,899,000 as compared to $196,000 for the six months ended June 30, 2014. The increase of approximately $1,703,000 resulted primarily from increases of $441,000 in independent contractors, $386,000 in salaries, wages and benefits, $258,000 in stock based compensation, $213,000 in legal fees, $73,000 in merger related costs, $61,000 in accounting fees, $56,000 in rent and facilities costs, $52,000 in travel and entertainment expenses, $47,000 in insurance premiums, $43,000 in public filing fees, $15,000 in payroll processing fees, $14,000 in ERP system costs, $11,000 in communications expenses, $10,000 in directors fees, $7,000 in depreciation expenses, $5,000 in hardware and software purchases, $3,000 in miscellaneous supplies, $3,000 in licenses and permits, $3,000 in professional expenses, $3,000 in tradeshow expenses, $2,000 in postage expense, $1,000 in charitable contributions, $1,000 in dues and subscriptions, $1,000 in charitable contributions, $1,000 in taxes and $1,000 in miscellaneous advertising expenses. These increases were partially offset by a decrease of $8,000 in website maintenance.

Interest Expense

Interest expense totaled approximately $442,000 for the six months ended June 30, 2015 compared to approximately zero for the six months ended June 30, 2014. The increase of approximately $442,000 is primarily related to interest expense related to amortization of debt issuance costs.

Operating Activities

During the six months ended June 30, 2015, cash used in operations was $3,045,000 which was primarily the result of a net loss of $4,368,000 increases of $501,000 in inventory purchases and an increase of $152,000 in prepaid expenses, a decrease of $85,000 in accounts payable and accrued liabilities all of which were partially offset by an increase of $12,000 in customer deposits and non-cash adjustments to net loss of $1,339,000 in compensation expense related to the issuance of common stock, $419,000 in interest expense related to amortization of debt issuance costs, $271,000 in stock-based compensation, and $19,000 in depreciation expense. During the six months ended June 30, 2014, cash used in operations was $233,000 which was primarily the result of a net loss of $573,000 increases $7,000 in other receivables, $11,000 in prepaid expenses and other assets all of which were partially offset by increases of $60,000 in accounts payable, $56,000 in customer deposits and non-cash adjustments to net loss of $191,000 in stock-based compensation, $50,000 in stock issued in exchange for services and $1,000 in depreciation and amortization.

Investing Activities

For the six months ended June 30, 2015 and 2014 cash used in investing activities totaled $176,000 and $3,000, respectively, which resulted from purchases of equipment.

Financing Activities

For the six months ended June 30, 2015, financing activities provided cash of approximately $3,636,000 which resulted from $3,633,000 net proceeds received from the issuance of preferred stock and $3,000 from net proceeds received from the issuance of common stock from the exercise of stock options compared to cash provided from financing activities of $569,000 net proceeds from the issuance of convertible preferred stock for the six months ended June 30, 2014.

Sources of Liquidity and Capital

During the six months ended June 30, 2015, our wholly owned subsidiary, CDx received net proceeds from the sale of preferred stock in the amount of $3,633,000. The capital raised has been used primarily for continuation of the Company’s research and development efforts and to support its operations. As of June 30, 2015, the Company had remaining cash of approximately $1,160,000 with net working capital of approximately $691,000. As a result of the Company’s significant operating expenditures and the lack of any significant product sales revenue, we expect to incur losses from operations for the near future.

Continued 22

We reported negative cash flow from operations for the year ended December 31, 2014 and for the six months ended June 30, 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $1,160,150 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The incurrence of indebtedness or debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. Economic crisis and disruptions in the U.S. and global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business. The Company cannot provide any assurances that it will be able to raise the additional capital needed to fund its operations, or if the Company is able to raise such additional capital, that any such financing will be on terms which are beneficial to the existing shareholders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

There have not been any material changes to our exposures to market risk during the six months ended June 30, 2015 that would require an update to the relevant disclosures provided in our 2014 Annual Report on Form 10-K.

Continued 23

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of June 30, 2015, due to the fact that management has not fully remediated the material weakness described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We must maintain effective internal controls to provide reliable financial reports and to detect and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as would be possible with an effective control system in place. We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

We have been assessing our internal controls to identify areas that need improvement. We are in the process of implementing changes to internal controls, but have not yet completed implementing these changes. Failure to implement these changes to our internal controls or any others that it identifies as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our common stock.

For the year ended December 31, 2014, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting due to the Company not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge and experience in the application of accounting for warrants to purchase common and preferred stock issued in connection with convertible notes payable and convertible preferred stock and accounting for non-employee stock options. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. If the Company does not address the material weaknesses, we may not be able to manage our business as effectively as would be possible with an effective control system in place.

Continued 24

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are subject to claims and litigation, including claims that we infringe third party patents, trademarks and other intellectual property rights. Although we believe it is unlikely that any current claims or actions will have a material adverse impact on our operating results or our financial position, given the uncertainty of litigation, we cannot be certain of this. Moreover, the defense of claims or actions against us, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Our involvement in any patent dispute, other intellectual property dispute or action to protect trade secrets and know-how could result in a material adverse effect on our business. Adverse determinations in current litigation or any other litigation in which we may become involved and regulatory non-compliance, including with respect to export regulations, could subject us to significant liabilities to third parties or government agencies, require us to grant licenses to or seek licenses from third parties and prevent us from manufacturing and selling our products. Any of these situations could have a material adverse effect on our business.

ITEM 1A. RISK FACTORS

Investing in our common stock involves risk. Before making an investment in our common stock, you should carefully consider the risks described below, together with the other information included in this prospectus, and the risks we have highlighted in other sections of this prospectus. The risks described below are those which we believe are the material risks we face. Any of the risks described below could significantly and adversely affect our business, prospects, financial condition and results of operations. As a result, the trading price of our common stock could decline and you may lose part or all of your investment. Additional risks and uncertainties not presently known to us or not currently believed by us to be immaterial may also impact us. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to our Business

We have a limited operating history and a history of operating losses, and we may not be able to achieve or sustain profitability. In addition, we may be unable to continue as a going concern.

MyDx was incorporated in December 2012 and has only a limited operating history. We have not generated any revenues through June 30, 2015. We are not profitable and have incurred losses since our inception. We continue to incur research and development and general and administrative expenses related to our operations.

We have experienced significant losses to date and may require additional capital to fund our operations. The current financial climate may make it more difficult to secure financing, if we need it. If our business model is not successful, or if we are unable to generate sufficient revenue to offset our expenditures, we may not become profitable, and the value of your investment may decline.

We incurred a net loss of approximately $3,528,000 for the year ended December 31, 2014.

We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we continue to commercialize our products. The amount of future losses and when, if ever, we will achieve profitability are uncertain. If our products do not achieve market acceptance, we may never become profitable. The initial cost of completing development of our products and penetrating our anticipated markets will be substantial, and there is no assurance that we will be successful in doing so. We have no revenues to date and have not proven that we have been able to commercialize the product. Additionally, if we are not successful in growing revenues and controlling costs, we will not achieve profitable operations or positive cash flow, and even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Absent a significant increase in revenue or additional equity or debt financing, we may not be able to sustain our ability to continue as a going concern.

Continued 25

Furthermore, we are experiencing the costs and uncertainties of a young operating company, including unforeseen costs and difficulties. We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

We reported negative cash flow from operations for the year ended December 31, 2014 and for the six months ended June 30, 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers

Our cash balance of approximately $1,160,000 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. The delays in our ability to ship products and generate revenues may have adversely affected our capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The incurrence of indebtedness or debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. Economic crisis and disruptions in the U.S. and global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business. The Company cannot provide any assurances that it will be able to raise the additional capital needed to fund its operations, or if the Company is able to raise such additional capital, that any such financing will be on terms which are beneficial to the existing shareholders.

Changes in accounting guidance could have an adverse effect on our results of operations, as reported in our financial statements.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting guidance and related interpretations issued by recognized authoritative bodies, including the Financial Accounting Standards Board and the SEC. Market conditions have prompted these organizations to issue new guidance that further interprets or seeks to revise accounting pronouncements related to various transactions as well as to issue new guidance expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual report on Form 10-K and our quarterly reports on Form 10-Q. An assessment of proposed standards is not provided, as such proposals are subject to change through the exposure process and, therefore, their effects on our consolidated financial statements cannot be meaningfully assessed. It is possible that future accounting guidance we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have an adverse effect on our consolidated results of operations, as reported in our consolidated financial statements.

Continued 26

We are an early-stage company, and as such, we have no meaningful operating or financial history, we have a limited amount of products in the marketplace, and we are pre-revenue at this time.

There is limited historical financial information upon which to base an evaluation of our performance and future prospects. Due to our lack of operating history, our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in the early-stage of operations, including, without limitation, the following:

●	absence of an operating history;
●	absence of any revenues;
●	a limited amount of products in the marketplace;
●	insufficient capital;
●	expected continual losses for the foreseeable future;
●	no history on which to evaluate our ability to anticipate and adapt to a developing market;
●	uncertainty as to market acceptance of our initial and future products;
●	limited marketing experience and lack of sales organization; and
●	competitive and highly regulated environment.

Because we are subject to these risks, potential investors may have a difficult time evaluating our business and their investment in our Company. We may be unable to successfully overcome these risks, any of which could irreparably harm our business.

The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with a new enterprise, the commercial launch of a new product which still requires testing, and the operation in a competitive industry. We expect to sustain losses in the future as we implement our business plan. There can be no assurance that we will ever generate revenues or operate profitably.

We may require substantial additional funding, which may not be available to us on acceptable terms, or at all.

Our cash balance as of June 30, 2015 was approximately $1,160,000. We may not have adequate funds to fully develop our business, and we may need other capital investment to fully implement our business plans. We also expect that we will need substantial additional capital following the Merger. We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Continued 27

We are dependent on our current management team. If we fail to attract and retain key management personnel, we may be unable to successfully develop or commercialize our products.

In the early stages of development, our business will be significantly dependent on our management team. We have not obtained key-man insurance on the lives of any members of our management team. Moreover, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified sales and marketing and management personnel. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel to join the Company on acceptable terms.

We may not be able to attract or retain qualified management and research personnel in the future due to the intense competition for qualified personnel in our industry. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives, our ability to raise additional capital and our ability to implement our business strategy. In particular, if we lose any members of our senior management team, we may not be able to find suitable replacements in a timely fashion or at all, and our business may be harmed as a result.

We have experienced recent management changes.

On July 10, 2015, at the request of the Company’s Board of Directors and as part of management reorganization, Daniel Yazbeck resigned his position as Chief Executive Officer of the Company and the Company’s subsidiary, CDx, Inc. As part of the reorganization, Thomas Gruber was appointed as the Chief Executive Officer of the Company and CDx, Inc. On August 4, 2015, the Company terminated its President, Chief Technology Officer and Chief Marketing Officer. On August 6, 2015, Thomas Gruber resigned as the Chief Executive Officer, Chief Operating Officer and a director of the Company and CDx. Mr. Gruber remains as the Chief Financial Officer and Secretary of the Company and CDx. On August 6, 2015, Daniel Yazbeck was appointed as the Interim Chief Executive Officer of the Company and CDx.

These changes have been disruptive to the management and operations of the Company and could have a material adverse effect on our business, operating results, and financial condition

Initially we will be dependent on one product.

Our Aero, Aqua and Organa Sensors will not be commercialized in the near future. Therefore, when commercialized, the Canna Sensor will account for a substantial portion of our revenues for the foreseeable future. As a result, our future operating results are dependent upon market acceptance of those products, neither of which has been commercially launched at this time. Factors adversely affecting the pricing of, demand for, or market acceptance of the sensors, such as regulatory complications, competition, or technological change, could have a material adverse effect on our business, operating results, and financial condition.

Our initial product , the Canna Sensor, relates to cannabis, which is a controlled substance under Federal law.

Despite the development of a legal medical or recreational cannabis industry under certain state laws, cannabis use and possession remains illegal under federal law, and such state laws are in conflict with the Federal Controlled Substances Act. Since our initial product , the Canna Sensor, relates to the use of cannabis, it may generate public controversy and be the subject of federal regulation or other action. Political and social pressures and negative publicity could limit or restrict the introduction and marketing of our initial or future product candidates. Adverse publicity from cannabis misuse, adverse side effects from cannabis or other cannabinoid products may harm the commercial success or market penetration achievable by our Canna Sensor. The nature of our Canna Sensor product attracts a high level of public and media interest, and in the event of any resultant negative publicity, our reputation may be harmed.

Laws and regulations affecting the cannabis industry are constantly changing, which could detrimentally affect our business, and we cannot predict the impact that future legislation or changes in enforcement practices may have on our company.

There is a substantial amount of change occurring in the United States regarding both the medical and recreational use of cannabis, and a number of individual states have enacted state laws to enable distribution, possession, and use of cannabis for medical, and in some cases, recreational purposes. The Obama Administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute individuals lawfully abiding by state-designated laws allowing for use and distribution of medical and recreational cannabis. However, there is no guarantee that the Obama Administration will not change its stated policy regarding enforcement of federal laws in states where cannabis has been legalized. Further, the change in administration after the 2016 presidential election cycle could introduce a less favorable policy with respect to enforcement of federal laws concerning cannabis.

Future active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers to invest in or buy our Canna Sensor, which is used in connection with cannabis. In addition, federal or state legislation could be enacted in the future that could prohibit customers of our Canna Sensor from distributing, possessing, or using cannabis. If such legislation were enacted, customers may discontinue use of our Canna Sensor, our potential source of customers would be reduced, and our revenues may decline. Violation of any federal or state law, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability, and financial condition.

Continued 28

As the possession and use of cannabis is illegal under the Federal Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services that we provide to users, and as such may be subject to enforcement actions which could materially and adversely affect our business

The possession, use, cultivation, or transfer of cannabis remains illegal under the Federal Controlled Substances Act. Our Canna Sensor may be sold to customers that are engaged in the business of possession, use, cultivation, or transfer of cannabis. As a result, law enforcement authorities regulating the illegal use of cannabis may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

Due to the use of our first product, the Canna Sensor, in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liabilities.

Insurance that is generally readily available, such as workers compensation, general liability, and directors and officers insurance, may be more difficult for us to find, and more expensive, because our Canna Sensor provides a service to companies and customers in the cannabis industry. There are no guarantees that we will be able to secure such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, we may be prevented from entering into certain business sectors, our growth may be inhibited, and we may be exposed to additional risks and financial liabilities.

We expect to derive revenue from sales of our MyDx units and other products we may develop. If we fail to generate revenue from these sources, our results of operations and the value of our business will be materially and adversely affected.

We expect our revenue to be generated from our MyDx units and other products we may develop. Future sales of these products, if any, will be subject to, among other things, possible receipt of governmental approvals and commercial and market uncertainties that may be outside of our control. If we fail to generate our intended revenues from these products, our results of operations and the value of our business and securities would be materially affected.

We may not be able to compete effectively against products introduced into our market space.

The industry surrounding handheld consumer analyzers is rapidly evolving, and the market landscape is currently uncertain. However, we expect that as consumers begin to learn and adapt to having handheld analyzer capability, products that will compete with our offerings will rapidly proliferate. These competitive products could have similar applications, perhaps using superior technology, and may provide additional benefits that our sensors do not. We expect that the market could be occupied by larger competitors with greater financial and other resources, which could hinder our market share. We may be forced to modify or alter our business and regulatory strategy, as well as our sales and marketing plans, in response to, among other things, changes in the market, competition, and technological limitations. Such modifications may pose additional delays in achieving our goals.

Continued 29

We rely on third parties to manufacture and supply all of our initial products.

Our initial products will manufactured by third parties. If these manufacturing partners are unable to produce our products or component parts in the amounts or on the timeline that we require, the development and initial commercialization of our products may be delayed, depriving us of potential product revenue and resulting in other losses. Our ability to replace any then-existing manufacturer may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all. If we need to engage a replacement manufacturer but are unable to do so, our business and results of operations could be severely impacted.

We depend on third-party suppliers for materials and components for our products.

We depend on a limited number of third-party suppliers for the materials and components required to manufacture our products. A delay or interruption by our suppliers may harm our business, results of operations, and financial condition, and could also adversely affect our future profit margins. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must change or add new suppliers. Our dependence on our suppliers exposes us to numerous risks, including but not limited to the following: our suppliers may cease or reduce production or deliveries, raise prices, or renegotiate terms; we may be unable to locate a suitable replacement supplier on acceptable terms or on a timely basis, or at all; and delays caused by supply issues may harm our reputation, frustrate our customers, and cause them to turn to our competitors for future needs.

Our failure to effectively manage growth could impair our business.

Our business strategy envisions a period of growth after our initial product launches, which may put a strain on our administrative and operational resources, and our funding requirements. Our ability to effectively manage growth will require us to successfully expand the capabilities of our operational and management systems, and to attract, train, manage, and retain qualified personnel during our initial product launch and future launches of our other products. There can be no assurance that we will be able to do so, particularly if losses continue and we are unable to obtain sufficient financing. If we are unable to appropriately manage growth, our business, prospects, financial condition, and results of operations could be adversely affected.

We may be subject to product liability claims, and may not have sufficient product liability insurance to cover any such claims, which may expose us to substantial liabilities.

We may be exposed to product liability claims from consumers of our products. It is possible that any product liability insurance coverage we obtain will be insufficient to protect us from future claims. Further, we may not be able to obtain or maintain insurance on acceptable terms or such insurance may be insufficient to cover any potential product liability claim or recall. Failure to obtain or maintain sufficient insurance coverage could have a material adverse effect on our business, prospects, and results of operations if claims are made that exceed our coverage.

We have incurred costs and expect to incur additional costs related to the Merger.

We have incurred, and expect to continue to incur, various non-recurring costs associated with the Merger, including, but not limited to, legal, accounting, and financial advisory fees. The substantial majority of our non-recurring expenses have been composed of these costs and expenses related to the execution of the acquisition.

From time to time we may need to license patents, intellectual property, and proprietary technologies from third parties, which may be difficult or expensive to obtain.

We may need to obtain licenses to patents and other proprietary rights held by third parties to successfully develop, manufacture and market our products. As an example, it may be necessary to use a third party’s proprietary technology to reformulate a product in order to create a new type of sensor in response to market demand, or to improve the abilities of our current sensors. If we are unable to timely obtain these licenses on reasonable terms, our ability to commercially exploit our products may be inhibited or prevented.

Continued 30

If we are unable to adequately protect our technology or enforce our intellectual property rights, our business could suffer.

Our success with the products we will develop will depend, in part, on our ability to obtain and maintain patent protection for these products. The coverage claimed in a patent application can be significantly reduced before the patent is issued, and the patent’s scope can be modified after issuance. Furthermore, if patent applications that we file or license are not approved or, if approved, are not upheld in a court of law, our ability to competitively exploit our products would be substantially harmed. Additionally, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially exploit any related products may be diminished.

We also will rely on trade secret and contractual protections for our unpatented, confidential, and proprietary technology. Trade secrets are difficult to protect. While we will enter into proprietary information agreements with certain of our employees, consultants, and others, these agreements may not successfully protect our trade secrets or other confidential and proprietary information. It is possible that these agreements will be breached, or that they will not be enforceable in every instance, and that we will not have adequate remedies in the case of any such breach. It is also possible that our trade secrets will become known or independently developed by our competitors. If we are unable to adequately protect our technology, trade secrets, or proprietary know-how, or enforce our patents, our business, financial condition, and prospects could suffer.

Intellectual property litigation is increasingly common and increasingly expensive, and may result in restrictions on our business and substantial costs, even if we prevail.

Patent and other intellectual property litigation is becoming more common, and such litigation may be necessary to defend against or assert claims of infringement, to protect trade secrets, to determine the scope and validity of proprietary rights of third parties, or to enforce our patent rights, including those we may license from others. Currently, no third party is asserting that we are infringing upon their patent or other intellectual property rights, nor are we aware or believe that we are infringing or will infringe upon any third party’s patent or other intellectual property rights. We may, however, currently be infringing or infringe in the future upon a third party’s patent or other intellectual property rights. In that event, litigation asserting such claims might be initiated in which we may not prevail, or may not be able to obtain the necessary licenses on reasonable terms, if at all. All such litigation, whether meritorious or not, as well as litigation initiated by us against third parties, is time-consuming and very expensive to defend or prosecute and to resolve. In addition, if we infringe the intellectual property rights of others, we could lose our right to develop, manufacture, or sell our products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. An adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing or selling our products, which could harm our business, financial condition, and prospects.

If our competitors prepare and file patent applications in the United States that claim technology we also claim, we may have to participate in interference or derivation proceedings required by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial costs, even if we ultimately prevail. Results of these proceedings are highly unpredictable and may result in us having to try to obtain licenses in order to continue to develop or market our product candidate.

If our competitors file administrative challenges of our patent applications after grant, we may have to participate in post-grant challenge proceedings, such as oppositions, inter-partes review, post grant review or a derivation proceeding, that challenge our entitlement to an invention or the patentability of one or more claims in our patent applications or issued patents. Such proceedings could result in substantial costs, even if we ultimately prevail. Results of these proceedings are highly unpredictable and may result in us losing proprietary intellectual property rights as claimed in the challenged patents.

Continued 31

We may encounter unanticipated obstacles to execution of our business plan which may cause us to change or abandon our current business plan.

Our business plan may change significantly based on our encountering unanticipated obstacles. Many of our potential business endeavors are capital intensive, and may be subject to statutory or regulatory requirements and other factors that we cannot control, and which could be detrimental to our business plan. We believe that our chosen undertakings and strategies make our plans achievable in light of current economic and legal conditions and with the skills, background, and knowledge of our management team and advisors. We reserve the right to make significant modifications to our stated strategies depending on future events.

We depend on specific manufacturers to supply certain parts for our products, and any delay or interruption in manufacturing these critical components, would result in delayed or reduced shipments to our customers and may harm our business.

We do not have long-term purchase agreements with our manufacturers and we depend on a concentrated group of these manufacturers for critical parts of our products. There can be no assurance that our supply manufacturers will be able or willing to reliably manufacture our components, in volumes, on a cost-effective basis or in a timely manner. If we cannot compete effectively for the business of these critical manufacturers, or if any of the critical manufacturers experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. In particular, if one of our critical manufacturers decides to cease doing business with us or becomes subject to bankruptcy proceedings, we may not be able to obtain any of our products made by the critical manufacturer, which could be detrimental to our business.

We may experience delays in introducing products or services to the market and our products or services may contain defects which could seriously harm our results of operations.

We have experienced substantial delays in our ability to deliver our first product to the market. We may experience further delays in introducing new or enhanced products or services to the market. Such delays, whether caused by factors such as unforeseen technology issues or otherwise, could negatively impact our sales revenue in the relevant period. In addition, we may terminate new product, service or enhancement development efforts prior to any introduction of a new product, service or enhancement. Any delays for new offerings currently under development or any product defect issues or product recalls could adversely affect the market acceptance of our products or services, our ability to compete effectively in the market, and our reputation, and therefore, could lead to decreased sales and could seriously harm our results of operations.

Our success also depends on third parties in our distribution channels.

Our plan is to sell our products both directly to customers and through distribution channels. We may not be successful in developing additional distribution In addition, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling our products. Our failure to develop new distribution channels, the loss of a distribution relationship or a decline in the efforts of a reseller or distributor could adversely affect our business.

Continued 32

Risks Related to Our Common Stock

There is currently a limited public trading market for our common stock and one may never develop.

There currently is a limited public trading market for our securities, and it is not assured that any such public market will develop in the foreseeable future. While this is true of any small cap company, the fact that one of our initial products is a device that will be associated with the use of cannabis, the legal status of which has not been completely resolved at the state level in many states or on the federal level, may make the path to a listing on an exchange or actively traded in the over-the-counter market more problematic. Moreover, there can be no assurance that even if our common stock is approved for listing on an exchange or is quoted in the over-the-counter market in the future, that an active trading market will develop or be sustained. Therefore, we cannot predict the prices at which our common stock will trade in the future, if at all. As a result, our investors may have limited or no ability to liquidate their investments.

Trading in our common stock is conducted on the OTCQB Markets, as we currently do not meet the initial listing criteria for any registered securities exchange. The OTCQB Markets are less recognized markets than the registered securities exchanges and is often characterized by low trading volume and significant price fluctuations. These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders could find it difficult to dispose of, or obtain accurate quotations of the price of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited. If a public market for our common stock does develop, these factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock.

The market price of our common stock may be highly volatile and such volatility could cause you to lose some or all of your investment.

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	the announcement of new products or product enhancements by us or our competitors;
●	developments concerning intellectual property rights;
●	changes in legal, regulatory, and enforcement frameworks impacting our products;
●	variations in our and our competitors’ results of operations;
●	fluctuations in earnings estimates or recommendations by securities analysts, if our common stock is covered by analysts;
●	the results of product liability or intellectual property lawsuits;
●	future issuances of common stock or other securities;
●	the addition or departure of key personnel;
●	announcements by us or our competitors of acquisitions, investments or strategic alliances; and
●	general market conditions and other factors, including factors unrelated to our operating performance.

Further, the stock market has recently experienced extreme price and volume fluctuations. The volatility of our common stock could be further exacerbated due to low trading volume. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock and the loss of some or all of our investors’ investment.

Some or all of the “restricted” shares of our common stock held by our stockholders, may be offered from time to time in the open market pursuant to an effective registration statement under the Securities Act, or without registration pursuant to Rule 144 promulgated thereunder, and these sales may have a depressive effect on the market price of our common stock.

A significant numbers of shares of our common stock held by our officers, directors and employees may become tradable in the near future based on meeting the restrictions pursuant to Rule 144. Such future transactions may have an adverse effect on the market price of our common stock.

Continued 33

Because our common stock is a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.

Our common stock is a “penny stock” because, among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange, or it has not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This risk-disclosure document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get their money back.

If applicable, the penny stock rules may make it difficult for stockholders to sell their shares of our common stock. Because of the rules and restrictions applicable to a penny stock, there is less trading in penny stocks and the market price of our common stock may be adversely affected. Also, many brokers choose not to participate in penny stock transactions. Accordingly, stockholders may not always be able to resell their shares of our common stock publicly at times and prices that they feel are appropriate.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a shareholder’s ability to buy and sell our common shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a client, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that client. Prior to recommending speculative low priced securities to their non-institutional clients, broker-dealers must make reasonable efforts to obtain information about the client’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some clients. FINRA requirements make it more difficult for broker-dealers to recommend that their clients buy our common shares, which may limit the ability to buy and sell our stock and have an adverse effect on the market for our shares.

We may be the subject of securities class action litigation due to future stock price volatility.

In the past, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

We have never paid dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.

We have paid no cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt or credit facility, if any, may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders' sole source of gain for the foreseeable future.

Our common stock is quoted on the OTCQB, which may be detrimental to investors.

Our common stock is currently quoted on the OTCQB. Stocks quoted on the OTCQB generally have limited trading volume and exhibit a wide spread between the bid/ask quotation. Accordingly, you may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

Continued 34

Because we became public by means of a reverse merger, we may not be able to attract the attention of brokerage firms.

Additional risks may exist because we became public through a “reverse merger.” Securities analysts of brokerage firms may not provide coverage of our Company since there is little incentive for brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct secondary offerings on our behalf in the future.

Compliance with the reporting requirements of federal securities laws can be expensive.

We are a public reporting company in the United States, and accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders are substantial. If we do not provide current information about our Company to market makers, they will not be able to trade our stock. Failure to comply with the applicable securities laws could result in private or governmental legal action against us or our officers and directors, which could have a detrimental impact on our business and financials, the value of our stock, and the ability of stockholders to resell their stock.

There are limitations in connection with the availability of quotes and order information on the OTC Markets.

Trades and quotations on the OTC Markets involve a manual process and the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmation may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

There are delays in order communication on the OTC Markets.

Electronic processing of orders is not available for securities traded on the OTC Marketplace and high order volume and communication risks may prevent or delay the execution of one's OTC Marketplace trading orders. This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our common stock. Heavy market volume may lead to a delay in the processing of OTC Marketplace security orders for shares of our common stock, due to the manual nature of the market. Consequently, one may not able to sell shares of our common stock at the optimum trading prices.

There is a risk of market fraud on the OTC Marketplace.

OTC Marketplace securities are frequent targets of fraud or market manipulation. Not only because of their generally low price, but also because the OTC Marketplace reporting requirements for these securities are less stringent than for listed or NASDAQ traded securities, and no exchange requirements are imposed. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our common stock.

There is a limitation in connection with the editing and canceling of orders on the OTC Markets.

Orders for OTC Marketplace securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Markets. Due to the manual order processing involved in handling OTC Markets trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one's order. Consequently, one may not be able to sell its shares of our common stock at the optimum trading prices.

Continued 35

Increased dealer compensation could adversely affect our stock price.

The dealer's spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our common stock on the OTC Markets if the stock must be sold immediately. Further, purchasers of shares of our common stock may incur an immediate "paper" loss due to the price spread. Moreover, dealers trading on the OTC Markets may not have a bid price for shares of our common stock on the OTC Markets. Due to the foregoing, demand for shares of our common stock on the OTC Markets may be decreased or eliminated.

Our board of directors has the right to issue additional shares of common stock or preferred stock, without stockholder consent, which could have the effect of creating substantial dilution or impeding or discouraging a takeover transaction.

Pursuant to our certificate of incorporation, our board of directors may issue additional shares of common or preferred stock. Any additional issuance of common stock or the issuance of preferred stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, thereby protecting the continuity of our management. Specifically, if in the due exercise of its fiduciary obligations, our board of directors was to determine that a takeover proposal was not in the best interest of the Company or our stockholders, shares could be issued by our board of directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

●	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group;
●	putting a substantial voting block in institutional or other hands that might undertake to support the incumbent board of directors; or
●	effecting an acquisition that might complicate or preclude the takeover

Our investors’ ownership in the Company may be diluted in the future.

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of ownership interests of our present stockholders. We expect to need to issue a substantial number of shares of common stock or other securities convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, raising additional capital in the future to fund our operations, and other business purposes. We expect to authorize an additional three million shares of common stock for issuance under the 2014 Equity Incentive Plan in connection with the Merger, and plan to issue equity awards to management and employees under the 2014 Equity Incentive Plan. Additional shares of common stock issued by us in the future will dilute an investor’s investment in the Company.

Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that our stockholders do not consider to be in their best interests.

As of the date of this filing, our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 46.8% of our outstanding voting securities as of the date hereof. Daniel Yazbeck, our Interim Chief Executive Officer and Chairman of the Board of Directors, is the beneficial owner of approximately 46.3% of our outstanding voting securities as of the date hereof. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our Company.

Continued 36

The warrant holders may pay less than the then-prevailing market price for our common stock, which may depress the market price for our common stock and your ownership interest may be diluted and the value of our common stock may decline by exercise of the warrants.

The common stock to be issued to the warrant holders may be purchased at $1.10 per share. This price is less than the market price for our common stock as of the date of this filing. This lower purchase price may provide an incentive to the warrant holders to exercise and sell the shares of our common stock. The sale of these shares into the public market by the warrant holders could depress the market price of our common stock. These sales may have an impact on our stock price. Also, because the exercise price may be lower than the prevailing market price of our common stock, to the extent that the warrants are exercised, your ownership interest may be diluted.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective internal controls to provide reliable financial reports and to detect and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as would be possible with an effective control system in place. We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

We have been assessing our internal controls to identify areas that need improvement. We are in the process of implementing changes to internal controls, but have not yet completed implementing these changes. Failure to implement these changes to our internal controls or any others that it identifies as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our common stock.

For the year ended December 31, 2014, we and our auditors identified a material weakness in our internal control over financial reporting due to the Company not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge and experience in the application of accounting for warrants to purchase common and preferred stock issued in connection with convertible notes payable and convertible preferred stock and accounting for non-employee stock options. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. If the Company does not address the material weaknesses, we may not be able to manage our business as effectively as would be possible with an effective control system in place.

Our future operating results may vary substantially from period to period and may be difficult to predict.

On an annual and a quarterly basis, there are a number of factors that may affect our operating results, many of which are outside our control. These include, but are not limited to:

●	changes in market demand;
●	customer cancellations;
●	competitive market conditions;
●	new product introductions by us or our competitors;
●	market acceptance of new or existing products;
●	cost and availability of components;
●	timing and level of expenditures associated with new product development activities;
●	mix of our customer base and sales channels;
●	mix of products sold;
●	continued compliance with industry standards and regulatory requirements; and
●	general economic conditions.

Continued 37

These factors are difficult to forecast and may contribute to substantial fluctuations in our quarterly revenues and substantial variation from our projections. Any failure to meet investor expectations regarding our operating results may cause our stock price to decline.

We may experience delays in introducing products or services to the market and our products or services may contain defects which could seriously harm our results of operations.

We may experience delays in introducing new or enhanced products or services to the market. Such delays, whether caused by factors such as unforeseen technology issues or otherwise, could negatively impact our sales revenue in the relevant period. In addition, we may terminate new product, service or enhancement development efforts prior to any introduction of a new product, service or enhancement. Any delays for new offerings currently under development or any product defect issues or product recalls could adversely affect the market acceptance of our products or services, our ability to compete effectively in the market, and our reputation, and therefore, could lead to decreased sales and could seriously harm our results of operations.

Our success also depends on third parties in our distribution channels.

Our plan is to sell our products both directly to customers and through distribution channels. We may not be successful in developing additional distribution In addition, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling our products. Our failure to develop new distribution channels, the loss of a distribution relationship or a decline in the efforts of a reseller or distributor could adversely affect our business.

Risks Related To Our Financial Condition

The impact of the current economic climate and tight financing markets may impact consumer demand for our products and services.

Our customers and potential customers often have limited discretionary funds, which they may choose to spend on items other than our products and services. If our customers and potential customers experience economic hardship, it could negatively affect the overall demand for our products and services, could cause delay and lengthen sales cycles and could cause our revenue to decline.

Although we maintain allowances for returns and doubtful accounts for estimated losses resulting from product returns and the inability of our customers to make required payments, and such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return and bad debt rates that we have in the past, especially given the current economic conditions. Additionally, challenging economic conditions could have a negative impact on the results of our operations.

We have experienced significant losses to date and may require additional capital to fund our operations. The current financial climate may make it more difficult to secure financing, if we need it. If our business model is not successful, or if we are unable to generate sufficient revenue to offset our expenditures, we may not become profitable, and the value of your investment may decline.

We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we continue to commercialize our products. The amount of future losses and when, if ever, we will achieve profitability are uncertain. If our products do not achieve market acceptance, we may never become profitable. The initial cost of completing development of our products and penetrating our anticipated markets will be substantial, and there is no assurance that we will be successful in doing so. We have no revenues to date and have not proven that we have been able to commercialize the product. Additionally, if we are not successful in growing revenues and controlling costs, we will not achieve profitable operations or positive cash flow, and even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Absent a significant increase in revenue or additional equity or debt financing, we may not be able to sustain our ability to continue as a going concern.

Continued 38

Furthermore, we are experiencing the costs and uncertainties of a young operating company, including unforeseen costs and difficulties. We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

We reported negative cash flow from operations for the year ended December 31, 2014 and for the six months ended June 30, 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of approximately $1,160,000 may not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Our failure to secure registration of the common stock and to maintain such registration could result in monetary damages.

If we fail to maintain the effectiveness of the registration statement or any other registration statement we are required to file or until the shares of our common stock that are unregistered are sold or can be sold under Rule 144 without restriction or limitation (including volume restrictions) and without the requirement that the Company be in compliance with Rule 144(c)(1) then there is no assurance that you could sell any of your securities.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2014, we had net operating loss carryforwards of approximately $1.4 million, some of which, if not utilized, will begin expiring in 2034. Our ability to utilize the net operating loss carryforwards is dependent upon generating taxable income. We have recorded a corresponding valuation allowance to offset the deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. Section 382 of the U.S. Internal Revenue Code of 1986, as amended, generally imposes an annual limitation on the amount of net operating loss carry forwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. For tax purposes, we cannot foresee if any future financing activities or sales of shares of our common stock will result in any limitations on our ability to use our net operating loss carryforwards. In addition, it is possible that this offering, either on a standalone basis or when combined with future transactions (including, but not limited to, significant increases during the applicable testing period in the percentage of our stock owned directly or constructively by (i) any stockholder who owns 5% or more of our stock or (ii) some or all of the group of stockholders who individually own less than 5% of our stock), will cause us to undergo one or more ownership changes. In that event, our ability to use our net operating loss carry forwards could be adversely affected. To the extent our use of net operating loss carry forwards is significantly limited under the rules of Section 382 (as a result of this offering or otherwise), our income could be subject to U.S. corporate income tax earlier than it would if we were able to use net operating loss carry forwards, which could result in lower profits.

Continued 39

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

Continued 40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MyDx, Inc.

Date: August 19, 2015	By:	/s/ Daniel R. Yazbeck
Daniel R. Yazbeck Title: Interim Chief Executive Officer and Chairman of the Board

41