Form 10-Q/A
period 2015-06-30
MyDx, Inc.
filed 2015-09-08
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of August 19, 2015 was 21,967,532

EXPLANATORY NOTE

MyDx, Inc. (the “Company”) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on August 19, 2015, to correct certain incorrect and incomplete information on the cover page of the Form 10-Q.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MyDx, Inc.

Date: September 8, 2015	By:	/s/ Daniel R. Yazbeck
Daniel R. Yazbeck Title: Interim Chief Executive Officer and Chairman of the Board

3