Form 10-Q
period 2015-09-30
MyDx, Inc.
filed 2015-11-23
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares of common stock outstanding as of November 20, 2015 was 21,845,932

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MyDx, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2015	2014 (1)
	(unaudited)
ASSETS
Current assets:
Cash	$124,075	$745,446
Accounts receivable, net	6,945	-
Inventory	522,132	-
Prepaid expenses and other current assets	98,979	293,809
Total current assets	752,131	1,039,255
Property and equipment, net	243,839	103,643
Other assets	54,554	6,430
Total assets	$1,050,524	$1,149,328

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$538,810	$526,968
Customer deposits	13,045	129,871
Accrued liabilities	527,272	462,202
Loan payable to officer	25,000	-
Convertible notes payable	-	1,974,058
Total current liabilities	1,104,127	3,093,099
Warrant liability	-	266,524
Other long-term obligations	3,858	-
Total liabilities	1,107,985	3,359,623

Commitments and contingencies (Note 9)

Stockholders' deficit:
Series A convertible preferred stock, $0.001 par value, 3,000,000 shares authorized; zero and 1,620,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively; aggregate liquidation preference of $810,000 as of December 31, 2014	-	1,620
Series B convertible preferred stock, $0.001 par value, 20,000,000 shares authorized; zero and 597,725 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively; aggregate liquidation preference of $986,246 as of December 31, 2014	-	598
Common stock, $0.001 par value, 375,000,000 shares authorized; 21,845,932 and 10,059,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	21,846	50,295
Additional paid-in capital	9,179,823	1,267,459
Accumulated deficit	(9,259,130)	(3,530,267)
Total stockholders' deficit	(57,461)	(2,210,295)
Total liabilities and stockholders' deficit	$1,050,524	$1,149,328

(1) The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date.

See notes to condensed consolidated financial statements.

MyDx, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenue	$219,180	$-	$219,180	$-
Cost of goods sold	131,173	-	131,173	-
Gross profit	88,007	-	88,007	-

Operating expenses:
Research and development	364,370	539,362	1,717,784	844,771
Sales and marketing	203,091	174,266	875,744	224,233
General and administrative	880,103	362,518	2,779,156	580,148
Total operating expenses	1,447,564	1,076,146	5,372,684	1,649,152
Loss from operations	(1,359,557)	(1,076,146)	(5,284,677)	(1,649,152)
Interest expense, net	1,051	51,893	442,811	51,893
Loss before provision for income taxes	(1,360,608)	(1,128,039)	(5,727,488)	(1,701,045)
Provision for income taxes	575	-	1,375	-
Net loss	$(1,361,183)	$(1,128,039)	$(5,728,863)	$(1,701,045)

Net loss per share
Basic and diluted	$(0.06)	$(0.11)	$(0.35)	$(0.23)

Weighted -average shares used in computing net loss per share:
Basic and diluted	21,845,932	10,050,000	16,601,476	7,386,397

See notes to condensed consolidated financial statements.

MyDx, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,728,863)	$(1,701,045)
Adjustments to reconcile net loss
Depreciation and amortization	37,117	3,448
Convertible note issued in exchange for services	-	191,000
Common stock issued in exchange for services	1,702,439	50,250
Stock based compensation	376,242	131,929
Interest expense related to amortization of debt issuance costs and debt discount	418,950	36,276
Changes in assets and liabilities:
Accounts receivable	(6,945)	-
Inventory	(522,132)	-
Other receivables	-	(14,709)
Prepaid expenses and other assets	(99,091)	(13,971)
Accounts payable and accrued liabilities	(165,485)	427,730
Customer deposits	(116,826)	74,582
Net cash used in operating activities	(4,104,594)	(814,510)

Cash flows form investing activities:
Purchases of property & equipment	(177,313)	(26,121)
Net cash used in investing activities	(177,313)	(26,121)

Cash flows from financing activities
Proceeds from note payable - related party	25,000	40,000
Repayment of note payable - related party	-	(40,150)
Proceeds from the issuance of convertible preferred stock, net of issuance costs	3,632,869	1,407,177
Proceeds from the issuance of convertible notes payable, net of issuance costs	-	568,610
Proceeds from exercise of stock options	2,667	-
Net cash provided by financing activities	3,660,536	1,975,637
Net (decrease) increase in cash	(621,371)	1,135,006
Cash, beginning of period	745,446	150
Cash, end of period	$124,075	$1,135,156

Supplemental cash flow information
Interest paid	$1,050	$3,000

Noncash financing activity:
Issuance of convertible note payable in exchange for website development costs	$-	$19,000
Conversion of convertible note payable and accrued interest to preferred stock	$2,070,072	$210,000
Fair value of common stock warrants issued with convertible notes payable	-	$53,551
Fair value of preferred stock warrants issued with preferred stock	$1,677,148	$-
Reclassification of warrant liability to additional paid-in capital	$1,943,672	$-
Common stock assumed in connection with merger	$1,991	$-
Conversion of convertible preferred stock to common stock	$7,904	$-
Par value adjustment in connection with the merger	$47,827	$-

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

We are an early-stage science and technology company and with nanotechnology to measure chemicals of interest in many solid, liquid, or gas samples.

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

The Company’s CannaDx Sensor measures the levels of key chemicals of interest in Cannabis, including Cannabinoids and Terpenes and the “Total Canna Profile” (TCP) of the plant. The Company shipped beta units in February 2015 and shipped the first revenue generating units in July 2015. The Company’s foundational proprietary technology derives from research developed at the California Institute of Technology, Pasadena, California, for the Jet Propulsion Laboratory, used by the National Aeronautics and Space Administration (“NASA”) as well as an additional project funded by the Bill & Melinda Gates Foundation for other exploratory research and medical applications. The Company has a portfolio of intellectual property rights covering principles and enabling instrumentation of chemical sensing technology across solid, liquid, and gas samples, including certain patented and patent pending technologies from Next Dimension Technologies, Inc. pursuant to a joint development agreement discussed in Note 9.

Continued

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

3.	Liquidity

The Company had limited revenues during the three and nine months ended September 30, 2015. The Company currently has limited working capital, and has not completed its efforts to establish a source of revenues sufficient to cover operating costs. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by early-stage companies. These risks include, but are not limited to, the uncertainty of availability of financing and the uncertainty of achieving future profitability. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise funds through the capital markets. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

We reported negative cash flow from operations for the year ended December 31, 2014 and for the nine months ended September 30, 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generates sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $124,075 will not be sufficient to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. The delays in our ability to ship products and generate revenues may have adversely affected our capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

4.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of the Company and its wholly owned subsidiary. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 8-K filed with the SEC on May 5, 2015.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2015 the Company’s results of operations for the three and nine months ended September 30, 2015 and 2014 and its cash flows for the nine months ended September 30, 2015 and 2014. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. All references to September 30, 2015 or to the three and nine months ended September 30, 2015 and 2014 in the notes to condensed consolidated financial statements are unaudited.

Continued

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Reclassifications

Certain prior year amounts in the condensed financial statements and the notes thereto have been reclassified where necessary to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders' deficit, net loss or net cash used in operating activities.

Use of Estimates

The preparation of unaudited interim condensed consolidated finance statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include allowance for doubtful accounts, estimates of product returns, warranty expense, inventory valuation, valuation allowances of deferred taxes, stock-based compensation expenses and fair value of warrants. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from those estimates.

Concentration of Credit Risk

The Company’s policy is to place its cash with high credit quality financial instruments and institutions and limit the amounts invested with any one financial institution or in any type of instrument. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2015 and December 31, 2014, the Company held no cash equivalents.

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

Continued

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s loan payable and convertible notes payable approximates fair value based upon borrowing rates currently available to the Company for loans with similar terms.

Continued

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Revenue Recognition

The Company recognizes revenue from product sales upon shipment as long as evidence of an arrangement exists, the fee is fixed or determinable, collection of the resulting receivable is reasonably assured and title and risk of loss have passed. If those criteria are not met, then revenue will not be recognized until all of the criteria are satisfied.

Policy for Returns

For any product in its original, undamaged and unmarked condition, with its included accessories and packaging along with the original receipt (or gift receipt) within 30 days of the date the customer receives the product, the Company will exchange it or offer a refund based upon the original payment method.

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

Continued

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Warranty Policy

The Company provides a limited warranty for its analyzers and sensors for a period of 1 year from the date of shipment that such goods will be free from material defects in material and workmanship. The Company has assessed the historical claims and, to date, warranty claims have not been significant. The Company will continue to assess the need to record a warranty accrual at the time of sale going forward.

Warrant Liability

The Company accounts for its freestanding warrant for shares of the Company’s convertible preferred stock as a liability at fair value on the condensed consolidated balance sheets because the warrants are potentially redeemable. The warrants are remeasured at each balance sheet date with any changes in fair value being recognized as a component of interest expense, net on the condensed consolidated statements of operations. During the nine months ended September 30, 2015, the contingency was resolved and the warrant liability was reclassified into addition paid-in capital.

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

For the three and nine months ended September 30, 2015, options to purchase 4,438,867 shares of common stock and warrants to purchase 7,571,395 shares of common stock have been excluded from the calculation of net loss per share because the inclusion would be anti-dilutive. For the three and nine months ended September 30, 2014, options to purchase 2,016,562 shares of common stock and 1,620,000 shares of convertible preferred stock have been excluded from the calculation of net loss per share because the inclusion would have been antidilutive.

Continued

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-14, Revenue from Contracts with Customers. The amendments in this ASU defer the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in Update

2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in Update 2014-09.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the “lower of cost and net realizable value,” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU 2015-11 will have on the Company's financial position or results of operations.

In April 2015, the FASB ASU 2015-03, Interest-Imputation of Interest (“ASU 2015-03”). This updated guidance intended to simplify, and provide consistency to, the presentation of debt issuance costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact that this standard will have on its condensed consolidated financial statements and related disclosures.

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

Continued

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.	Inventory

Inventory as of September 30, 2015 and December 31, 2014 is as follows:

	September 30,	December 31,
	2015	2014
Raw materials	$161,934	$-
Sub-assemblies	124,038	-
Finished goods	236,160	-
	$522,132	$-

6.	Fair Value Measurements

The following table sets forth the fair value of the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$266,524	$266,524

The Company had no financial assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014. The Company had no financial liabilities measured at fair value on a recurring basis as of September 30, 2015.

The change in the fair value of the warrant liability that falls under Level 3 of the valuation hierarchy is summarized below:

Fair value as of January 1, 2015	$266,524
Issuance of warrants	1,677,148
Reclassification to additional paid-in capital	(1,943,672)
Fair value as of September 30, 2015	$-

Continued

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table describes the valuation techniques used to calculate fair value for Level 3 liabilities. For Level 3 liabilities, the Company determines the fair value measurement valuation policies and procedures.

	Fair Value as
	of			Range
	December 31,	Valuation	Unobservable	(Weighted-
	2014	Techniques	Inputs	Average)
Warrant liability	$266,524	Black-Scholes	Fair value of	$1.10
		Option Pricing	Preferred Stock	$(1.10)
		Model

			Volatility	37.7%
				(37.7%)

7.	Debt

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

On February 12, 2015 the notes automatically converted into Series B convertible preferred stock as the result of CDx selling more than $2,500,000 of equity securities in a qualified financing. As a result of this conversion, the Notes and all accrued and unpaid interest which totaled $2,070,072 were converted into 1,881,884 shares of Series B convertible preferred stock. Upon conversion, the remaining balance of the unamortized debt issuance costs of $393,008 was expensed and included in interest expense, net in the condensed consolidated statement of operations for the nine months ended September 30, 2015.

Note Payable –Related Party

On September 29, 2015, an officer loaned the Company $25,000. The loan is unsecured, non-interest bearing with a fixed transaction fee and a maturity date of December 29, 2015.

8.	Stockholders’ Equity (Deficit)

Reverse Capitalization

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of CDx’s capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive one (1) share of Company common stock, par value $0.001 per share. Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, the Company assumed all of CDx’s options and warrants issued and outstanding immediately prior to the Merger, 6,069,960 and 7,571,395 shares of common stock, respectively.

Continued

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

During the nine months ended September 30, 2015, the Company issued 1,863,241 shares of common stock in exchange for services at a fair value of $1,192,893.

Common Stock Warrants

During the nine months ended September 30, 2015, the Company converted warrants to purchase 4,974,567 shares of Series B convertible preferred stock into warrants to common stock. The Company agreed to issue warrants to purchase 2,579,692 and 17,136 shares of common stock during the year ended December 31, 2014 and the three months ended March 31, 2015, respectively. No common stock warrants have been exercised or have expired and the warrants to purchase 7,571,395 shares of common stock were outstanding as of September 30, 2015.

Preferred Stock

As part of the Merger Agreement, all shares of the Series A and Series B convertible preferred stock converted to common stock, pursuant to the conversion rights.

2014 Equity Incentive Plan

In June 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”), and to date, has reserved 6,200,000 shares of common stock for issuance under the 2014 Plan. Under the 2014 Plan, employees, directors or consultants may be granted nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to purchase shares of CDx’s common stock. Only employees are eligible to receive incentive stock options (“ISO”) to purchase common stock. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. The options generally expire ten years from the date of grant. ISOs granted to a participant who, at the time the ISO is granted, has more than 10% of the voting power between all classes of stock, will expire five years from the date of grant. Options vest at various rates ranging from immediately to three years. As of September 30, 2015, options to purchase 1,718,880 shares were available under the 2014 Plan for issuance.

Continued

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

A summary of the Company’s stock option plan for the nine months ended September 30, 2015 was as follows:

	Shares	Weighted Averaged Exercise Price
Outstanding as of January 1, 2015	1,937,979	$0.08
Granted	4,224,370	$0.56
Exercised	(33,333)	$0.08
Forfeited or cancelled	(1,690,239)	$0.52
Outstanding as of September 30, 2015	4,438,777	$0.37
Options vested and exercisable as of September 30, 2015	2,616,891	$0.27
Options vested and expected to vest	4,438,777	$0.37

Information regarding options outstanding and vested and exercisable as of September 30, 2015 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$0.08	1,851,729	8.8	$0.08	1,586,094	$0.08
$0.55	2,562,048	9.4	$0.55	1,028,714	$0.55
$2.36	25,000	9.7	$2.36	2,083	$2.36
	4,438,777	9.1	$0.37	2,616,891	$0.27

Total employee stock-based compensation expense recognized by the Company for the three months ended September 30, 2015 and 2014 was $82,135 and $20,733, respectively. Total employee stock-based compensation expense recognized by the Company for the nine months ended September 30, 2015 and 2014 was $245,520 and $20,733, respectively. No tax benefits were recognized in the nine months ended September 30, 2015 and 2014.

Total unrecognized compensation expense from employee stock options as of September 30, 2015 was $370,492 and will be recognized over a weighted average recognition period of 1.8 years.

Continued

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

For the nine months ended September 30, 2015, the Company granted options to non-employees to purchase 415,000 shares of common stock at an exercise price of $0.55 per share as compared to 435,000 shares of common stock at an exercise price of $0.08 per share for the nine months ended September 30, 2014. No shares were granted to non-employees during the three months ended September 30, 2015 as compared to 435,000 shares for the three months ended September 30, 2014. Stock-based compensation expense related to stock options granted to non-employees was $23,104 and $130,722 for the three and nine months ended September 30, 2015 and $111,196 for the three and nine months ended September 30, 2014. The Company believes the fair value of the stock options is more reliably measurable than the fair value of the consulting services received. The fair value of the stock options granted is calculated at each reporting date.

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

The following assumptions were used in the estimated grant date fair value calculations for options granted to employees and consultants during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended	Nine Months Ended September 30,
	September 30, 2014	2015	2014
Dividend yield	0.0%	0.0%	0.0%
Volatility	50.0%	37.7%	50.0%
Average risk-free rate	1.70% - 2.50%	1.75% - 1.91%	1.70% - 2.50%
Expected term, in years	5.10 - 10.00	5.00 - 5.77	5.10 - 10.00

There were no options granted during the three months ended September 30, 2015.

The weighted-average grant date fair value for stock options granted during the three months ended September 30, 2014 was $0.04 per share. The weighted-average grant date fair value for stock options granted during the nine months ended September 30, 2015 and 2014 was $0.38 and $0.04 per share, respectively.

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

Continued

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In April 2014, the Company leased office space in San Mateo, California on a month-to-month basis for $750 per month. In September 2015, the Company closed this office.

Rent expense for the three months ended September 30, 2015 and 2014 was $40,485 and $10,599, respectively and $108,210 and $16,361 for the nine months ended September 30, 2015 and 2014, respectively.

Distribution and License Agreement and Joint Development Agreements

The Company entered into a Distribution and License Agreement with a third-party for the purpose of developing a sensor array to be used in the Company’s product. The Distribution and License Agreement has an initial term of ten years, but can be terminated earlier if the project does not meet the specifications of the Company. The Company will obtain exclusive rights to sell and distribute once a successful sensor prototype is developed. In exchange for a functional prototype, the Company will pay the third-party a 7% royalty on net sales. During the nine months ended September 30, 2015 and 2014, the Company incurred zero and $10,000 in development costs related to the Distribution and License Agreement, respectively.

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

The Agreement also provides that any arising intellectual property rights other than those covered above shall belong to the Company. To the extent that it is necessary to do so to enable the Company to use and exploit its respective arising intellectual property rights, the Joint Developer grants the Company a perpetual, irrevocable, exclusive, and royalty free license (including the right to assign the license and to grant sub-licenses) to use and exploit the Joint Developer’s arising intellectual property rights in the field. Under the terms of the Agreement, either party may cancel the Agreement as the specific tasks provided for in the Agreement have been completed or for causes specifically provided for in the Agreement. During the nine months ended September 30, 2015 and 2014, the Company has paid the Joint Developer $200,000 and $149,000 for development costs, respectively.

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

Continued

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In March 2014, the Company entered into a Joint Venture Agreement with AZ Med Testing (“AZMED”) for the purpose of co-developing a database that will correlate the sensor derived chemical data with end-user derived feedback information. As part of the agreement, AZMED received options to purchase 250,000 shares of common stock in July 2014. AZMED will also receive a perpetual license to the developed software. Any intellectual property that is developed will be shared by the Company and AZMED. During the nine months ended September 30, 2015 and 2014, the Company incurred zero costs related to this agreement.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits as of September 30, 2015 and December 31, 2014, respectively. The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

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

The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of MyDx. MyDx’s financial statements for the three and nine months ended September 30, 2015, and the audited results of operations of MyDx for the period ended December 31, 2014.

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

For the Period Ended September 30, 2015

Overview

The Company’s first product, MyDx, is a hand-held analyzer. Using one device with interchangeable sensors, MyDx is intended to allow consumers to test for selected pesticides in food, fruits, herbs, plants and vegetables; chemicals in water; and, toxins in the air. As of the date of this filing, the Company is offering one sensor to be used for analyzing cannabis. Acting as an electronic nose, MyDx is engineered to detect molecules in vapor. The analyzer itself has an interface designed to communicate with any iOS or Android smartphone. Once the app is downloaded and the device is synced, a sample can be placed in the sample chamber, which can be stimulated to release the chemicals of interest into the vapor phase for detection. Over the course of the next 24 months, the MyDx team plans to develop additional sensors, the first of which is intended to test for the presence of specific analytes and chemical constituents in fruits, herbs, plants and vegetables. Using the associated app, MyDx is intended to allow consumers to determine the concentrations of specific analytes and chemical constituents in their samples with a reasonable degree of accuracy.

Plan of Operations

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net losses of $1,361,183 and $5,728,863, respectively, for the three and nine month periods ended September 30, 2015 and had an accumulated deficit of $9,259,130 as of September 30, 2015.

Liquidity and Capital Resources

Our principal sources of cash have been proceeds from private placements of common and preferred stock, incurrence of debt and the sale of equity securities held as investments.

As of September 30, 2015, the Company had a working capital deficit of $351,996 with cash of $124,075. Our cash decreased by approximately $621,000 during the nine months ended September 30, 2015.

Negative Operating Cash Flow

We reported negative cash flow from operations for the year ended December 31, 2014 and for the nine months ended September 30, 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generate sufficient revenues to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of approximately $124,000 will not be sufficient to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

Revenue

For the three months ended September 30, 2015, the Company had net revenue of $219,180. Prior to this current period, the Company was in the research and development stage.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the three months ended September 30, 2015 was 40.2%.

Our gross profit percentage reflects shipments of our original Indiegogo campaign which caused our gross profit percentage to be lower. Going forward, we expect our normal gross profit margin to exceed 50%.

Operating Expenses

For the three months ended September 30, 2015, the Company incurred operating expenses in the amount of $1,447,564 compared to $1,076,146 for the three months ended September 30, 2014. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses.

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the three months ended September 30, 2015, the Company expended approximately $364,000 for various research and development projects for hardware, database, software and sensor development as compared to approximately $539,000 for the three months ended September 30, 2014. The decrease of approximately $175,000 resulted primarily from decreases of approximately $138,000 in hardware product development materials; $124,000 in stock-based compensation; $64,000 in sensor license fees; and, $3,000 in freight costs. These decreases were partially offset by increases of approximately $78,000 in salaries, wages and benefits; $39,000 in independent contractors; $12,000 in hardware tooling costs; $8,000 in depreciation expense; $7,000 in purchases of non-capital equipment and software; $6,000 in internet support costs; $2,000 in samples; and, $2,000 in travel and entertainment expenses.

Sales and marketing expenses consist primarily of salaries, wages and benefits, consulting fees for third-party services and general marketing expenses. For the three months ended September 30, 2015, the Company expended approximately $203,000 as compared to approximately $174,000 for the three months ended September 30, 2014. The increase of $29,000 resulted primarily from increases of approximately $98,000 in salaries, wages and benefits; $17,000 in stock-based compensation; $13,000 in shipping and delivery costs; $5,000 in rent and facilities costs; $3,000 in supplies and miscellaneous expenses; $3,000 in amortization expenses; $3,000 in website maintenance and $2,000 in telephone and communications expenses. These increases were partially offset by decreases of approximately $91,000 in independent contractors; $13,000 in travel and entertainment expenses; $7,000 in advertising costs; and, $4,000 in sales samples.

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses. For the three months ended September 30, 2015, the Company expended approximately $880,000 as compared to approximately $363,000 for the three months ended September 30, 2014. The increase of approximately $517,000 resulted primarily from increases of $286,000 in independent contractors; $130,000 in salaries, wages and benefits; $81,000 in stock-based compensation; $47,000 in insurance costs; $31,000 in rent and facilities costs; $16,000 in public company expenses; $10,000 in travel and entertainment expenses; $6,000 in board of directors’ fees; $6,000 in depreciation and amortization; $6,000 in telephone and other communication expenses; $4,000 in accounting fees; $3,000 in payroll processing fees; $3,000 in dues and subscriptions; $3,000 in other professional fees; $2,000 in bank and credit card processing fees; $2,000 in other taxes; and $2,000 in in supplies and miscellaneous expenses. These increases were partially offset by decreases of approximately $117,000 in legal fees; $2,000 in charitable contributions; and, $2,000 in purchases of non-capital equipment and software.

Interest Expense

Interest expense totaled approximately $1,000 and $52,000 for the three months ended September 30, 2015 and September 30, 2014. The decrease of approximately $51,000 resulted primarily from $35,000 in interest expense related to amortization of debt issuance costs and $15,000 in interest expense related to the convertible notes payable outstanding during the three months ended September 30, 2014.

Comparison of Nine Months Ended September 30, 2015 and 2014

Revenue

For the nine months ended September 30, 2015, the Company had net revenue of $219,180. Prior to this current period, the Company was in the research and development stage.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the nine months ended September 30, 2015 was 40.2%.

Our gross profit percentage reflects shipments of our original Indiegogo campaign which caused our gross profit percentage to be lower. Going forward, we expect our normal gross profit margin to exceed 50%.

Operating Expenses

For the nine months ended September 30, 2015, the Company incurred operating expenses in the amount of $5,372,684 compared to $1,649,152 for the nine months ended September 30, 2014. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses.

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the nine months ended September 30, 2015, the Company expended approximately $1,718,000 for various research and development projects for hardware, database, software and sensor development as compared to approximately $845,000 for the nine months ended September 30, 2014. The increase of approximately $873,000 resulted primarily from increases of approximately $413,000 in salaries, wages and benefits; $291,000 in independent contractors; $107,000 in hardware product development materials; $63,000 in product development tooling; $32,000 in travel and entertainment expense; $31,000 in samples acquired for test data results; $17,000 for hardware licenses and permits; $13,000 in depreciation expense; $13,000 in internet support costs; $11,000 in purchases of non-capital equipment and software; $11,000 in freight charges; and, $1,000 in telephone and communications costs. These increases were partially offset by decreases of approximately $98,000 in sensor licensing fees; and, a $32,000 decrease in stock-based compensation.

Sales and marketing expenses consist primarily of salaries, wages and benefits, consulting fees for third-party services and general marketing expenses. For the nine months ended September 30, 2015, the Company expended approximately $876,000 as compared to approximately $224,000 for the nine months ended September 30, 2014. The increase of $652,000 resulted primarily from increases of approximately $362,000 in salaries, wages and benefits; $263,000 in stock-based compensation; $24,000 in travel and entertainment; $16,000 in tradeshows; $15,000 rent and facilities costs; $13,000 in shipping and delivery costs; $10,000 in advertising costs; $10,000 in telephone and communications expense; $9,000 in website maintenance costs; $8,000 in amortization expense; $5,000 in sales samples; $3,000 in supplies and miscellaneous expenses; $1,000 in purchases of non-capital equipment and software; and, $1,000 in dues and subscriptions. These increases were partially offset by a decrease of approximately $89,000 in independent contractors.

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees, and, general administrative expenses. For the nine months ended September 30, 2015, the Company expended approximately $2,779,000 as compared to $580,000 for the nine months ended September 30, 2014. The increase of approximately $2,199,000 resulted primarily from increases of approximately $732,000 in independent contractors; $513,000 in salaries, wages and benefits; $339,000 in stock based compensation; $95,000 in insurance premiums; $88,000 in rent and facilities costs; $80,000 in legal fees; $73,000 in merger related costs; $65,000 in accounting fees; $59,000 in public company in public company expenses; $45,000 in travel and entertainment expenses; $18,000 in payroll processing fees; $17,000 in directors fees; $16,000 in telephone and communications expenses; $14,000 in ERP system costs; $13,000 in depreciation expense; $6,000 in professional expenses; $5,000 in dues and subscriptions; $5,000 in supplies and miscellaneous expenses; $4,000 in office supplies; $3,000 in purchases of non-capital equipment and software; $3,000 in tradeshow expenses; $3,000 in other taxes; $2,000 in postage expense; $2,000 on loss of disposal of assets; $1,000 in bank charges; $1,000 in advertising expenses; $1,000 in website maintenance; and $1,000 in miscellaneous advertising costs. These increases were partially offset by decreases of approximately $4,000 in bank and credit card processing fees; and, $1,000 in charitable contributions.

Interest Expense

Interest expense totaled approximately $443,000 for the nine months ended September 30, 2015 compared to approximately $52,000 for the six months ended September 30, 2014. The increase of approximately $391,000 is primarily related to interest expense related to amortization of debt issuance costs.

Operating Activities

During the nine months ended September 30, 2015, cash used in operations was approximately $4,105,000 which was primarily the result of a net loss of approximately $5,729,000, increases of approximately $522,000 in inventory purchases; $7,000 in accounts receivable; an increase of $99,000 in prepaid expenses and other assets; a decrease of $117,000 in customer deposits; and a decrease of $165,000 in accounts payable and accrued liabilities and, non-cash adjustments to net loss of $2,079,000 in expense related to the issuance of common stock and stock-based compensation, $419,000 in interest expense related to amortization of debt issuance costs, and $37,000 in depreciation expense. During the nine months ended September 30, 2014, cash used in operations was approximately $815,000 which was primarily the result of a net loss of approximately $1,701,000 increases $15,000 in other receivables, $14,000 in prepaid expenses and other assets all of which were partially offset by increases of $428,000 in accounts payable and accrued liabilities, $75,000 in customer deposits and non-cash adjustments to net loss of $182,000 in compensation expense related to the issuance of common stock and stock-based compensation, $50,000 in stock issued in exchange for services and $3,000 in depreciation and amortization.

Investing Activities

For the nine months ended September 30, 2015 and 2014 cash used in investing activities totaled approximately $177,000 and $26,000, respectively, which resulted from purchases of equipment.

Financing Activities

For the nine months ended September 30, 2015, financing activities provided cash of approximately $3,661,000 which resulted from approximately $3,633,000 net proceeds received from the issuance of preferred stock; $25,000 in proceeds from a note payable to a related party; and approximately $3,000 from net proceeds received from the issuance of common stock from the exercise of stock options compared to cash provided from financing activities of approximately $1,976,000 net proceeds from the issuance of convertible preferred stock and convertible notes payable for the nine months ended September 30, 2014.

Sources of Liquidity and Capital

During the nine months ended September 30, 2015, our wholly owned subsidiary, CDx received net proceeds from the sale of preferred stock in the amount of approximately $3,633,000 and $25,000 net proceeds from a note payable to a related party. The capital raised has been used primarily for continuation of the Company’s research and development efforts and to support its operations. As of September 30, 2015, the Company had remaining cash of approximately $124,000 with a net working capital deficit of approximately $352,000. As a result of the Company’s significant operating expenditures and the lack of significant product sales revenue, we expect to incur losses from operations for the near future and will be required to seek additional capital to sustain our operations.

We reported negative cash flow from operations for the year ended December 31, 2014 and for the nine months ended September 30, 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generate sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $124,075 will not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

There have not been any material changes to our exposures to market risk during the nine months ended September 30, 2015 that would require an update to the relevant disclosures provided in our 2014 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of September 30, 2015, due to the fact that management has not fully remediated the material weakness described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MyDx was incorporated in December 2012 and has only a limited operating history. Through September 30, 2015, we have generated on nominal revenues. We are not profitable and have incurred losses since our inception. We continue to incur research and development and general and administrative expenses related to our operations.

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

We reported negative cash flow from operations for the year ended December 31, 2014 and for the nine months ended September 30, 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products are placed into production and released to our customers

Our cash balance of approximately $124,000 will not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. The delays in our ability to ship products and generate revenues may have adversely affected our capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.

Our cash balance as of September 30, 2015 was approximately $124,000. We may not have adequate funds to fully develop our business, and we may need other capital investment to fully implement our business plans. We also expect that we will need substantial additional capital following the Merger. We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

On July 10, 2015, at the request of the Company’s Board of Directors and as part of management reorganization, Daniel Yazbeck resigned his position as Chief Executive Officer of the Company and the Company’s subsidiary, CDx, Inc. As part of the reorganization, Thomas Gruber was appointed as the Chief Executive Officer of the Company and CDx, Inc. On August 4, 2015, the Company terminated its President, Chief Technology Officer and Chief Marketing Officer. On August 6, 2015, Thomas Gruber resigned as the Chief Executive Officer, Chief Operating Officer and a director of the Company and CDx. Mr. Gruber continued as the Chief Financial Officer and Secretary of the Company and CDx. On August 6, 2015, Daniel Yazbeck was appointed as the Interim Chief Executive Officer of the Company and CDx. On September 1, 2015, Mr. Gruber resigned as Chief Financial Officer and Secretary of the Company and CDx. On September 9, 2015, Daniel Yazbeck resigned as the Interim Chief Executive Officer of the Company and CDx and Albert Hugo-Martinez was appointed as the Chief Executive Officer and Interim Chief Financial Officer of the Company and CDx. On September 23, 2015, Mr. Hugo-Martinez resigned as the Chief Executive Officer and Interim Chief Financial Officer of the Company and CDx. On September 24, 2015 Michael Harris resigned from the Board of Directors of the Company, and on September 29, 2015 Edward Roffman resigned from the Board of Directors of the Company. On September 29, 2015, Daniel Yazbeck was appointed as the Chief Executive Officer and Chief Financial Officer of the Company and CDx.

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

Our initial product, the Canna Sensor, relates to cannabis, which is a controlled substance under Federal law.

Despite the development of a legal medical or recreational cannabis industry under certain state laws, cannabis use and possession remains illegal under federal law, and such state laws are in conflict with the Federal Controlled Substances Act. Since our initial product, the Canna Sensor, relates to the use of cannabis, it may generate public controversy and be the subject of federal regulation or other action. Political and social pressures and negative publicity could limit or restrict the introduction and marketing of our initial or future product candidates. Adverse publicity from cannabis misuse, adverse side effects from cannabis or other cannabinoid products may harm the commercial success or market penetration achievable by our Canna Sensor. The nature of our Canna Sensor product attracts a high level of public and media interest, and in the event of any resultant negative publicity, our reputation may be harmed.

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

As of the date of this filing, our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 47.3% of our outstanding voting securities as of the date hereof. Daniel Yazbeck, our Chief Executive Officer and Chairman of the Board of Directors, is the beneficial owner of approximately 45.1% of our outstanding voting securities as of the date hereof. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our Company.

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

We reported negative cash flow from operations for the year ended December 31, 2014 and for the nine months ended September 30, 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generates sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of approximately $124,000 will not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MyDx, Inc.

Date: November 23, 2015	By:	/s/ Daniel R. Yazbeck
	Name:	Daniel R. Yazbeck
	Title:	Chief Executive Officer, Chairman of the Board and Chief Financial Officer

