Form 10-K
period 2015-12-31
MyDx, Inc.
filed 2016-04-27
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number: 333-191721

MyDx, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0384160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6335 Ferris Square, Suite B

San Diego, CA 92121

(Address of principal executive offices) (Zip Code)

(800) 814-4550

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $42,599,567, based upon the closing price of the registrant’s common stock on that date as reported on the OTC Markets.

Number of shares of common stock outstanding as of April 18, 2016 was 22,081,928.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of Sections 21E and Section 27A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). “Forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources. These forward-looking statements include, without limitation, statements regarding: proposed new programs; expectations that regulatory developments or other matters will not have a material adverse effect on our financial position, results of operations and our liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “foresee” “future,” “intends,” “plans,” “believes,” “estimates” and variations of these words and similar expressions, as well as statements in the future tense, identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially As used in this report, the terms “we”, “us”, “our”, and the “Company” means MyDx, Inc. a Nevada corporation and its subsidiaries.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our ability to deploy our solutions and develop new products;
●	any contractual arrangements and relationships with third parties;
●	any possible financings;
●	the adequacy of our cash reserves and working capital’
●	our ability to grow revenue, and in amounts greater than our operating and capital expenditures;
●	our ability to evaluate our current and future prospects;
●	access by us and our customers to financing;
●	our ability to keep pace with changes in technology;
●	our ability to protect our intellectual property;
●	competition and competitive factors;
●	the amount of capital expenditures required to grow our business;
●	our ability to comply with government regulation affecting our business;
●	the impact of worldwide economic conditions; and
●	the other factors discussed under the heading “Risk Factors” under Item 1a. of this Annual Report.

Because the factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Forward-looking statements speak only as of the date the statements are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

This Annual Report should be read completely and with the understanding that actual future results may be materially different from what we expect. This Annual Report should be read in conjunction all reports Registrant has previously filed with the Securities and Exchange Commission. The forward looking statements included in this Annual Report are made as of the date of this Annual Report and should be evaluated with consideration of any changes occurring after the date of this Annual Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Organization

MyDx, Inc. (the “Company”, “we”, “us” or “our”) (formally known as Brista Corp. ) was incorporated under the laws of the State of Nevada on December 20, 2012 (date of inception) with a business plan to produce crumb rubber tile from recycled truck and automotive tires.

Effective October 30, 2014, Mr. Andrejs Levaskovics resigned as our sole director and officer, and Mr. Joseph Abrams was appointed as President, Treasurer, Secretary and sole director of the Company. Following this change of management, the Company indicated that it intended to abandon its previous business plan to produce crumb rubber tile from recycled truck and automotive tires and intended to commence operations as a developer of mobile device applications.

On April 9, 2015, the Company entered into an Agreement and Plan of Merger (the “ Merger Agreement ”) with CDx Merger Inc., a Nevada corporation and wholly owned subsidiary of the Company (“ Merger Sub ”), and CDx, Inc. (“CDx”), a Delaware corporation. Pursuant to the Merger Agreement, Merger Sub merged with and into CDx with CDx surviving the merger as the Company’s wholly owned subsidiary (the “ Merger ”).

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of CDx’s capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive one (1) share of Company common stock, par value $0.001 per share (the “Common Stock”). Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, the Company assumed all of CDx’s options and warrants issued and outstanding immediately prior to the Merger, 6,191,000 and 7,571,395 shares of common stock, respectively. Prior to and as a condition to the closing of the Merger, each then-current Company stockholder agreed to sell certain shares of common stock held by such holder to the Company and the then-current Company stockholders retained an aggregate of 1,990,637 shares of common stock. Therefore, following the Merger, CDx’s former stockholders now hold 19,855,295 shares of Company common stock which is approximately 91% of the Company common stock outstanding.

Pursuant to the Merger Agreement, each party has made certain customary representations and warranties to the other parties thereto. The Merger was conditioned upon approval by CDx’s stockholders and certain other customary closing conditions.

On April 24, 2015, in anticipation of closing the Merger, the Company changed its name to MyDx, Inc. On April 30, 2015, the Merger was consummated. Upon consummation of the Merger, the Company expanded its board of directors (the “Board”) from one to seven directors, each of whom will be directors designated by CDx.

The Merger is being treated as a reverse acquisition of the Company, a public shell company, for financial accounting and reporting purposes. As such, CDx is treated as the acquirer for accounting and financial reporting purposes while the Company is treated as the acquired entity for accounting and financial reporting purposes. Further, as a result, the historical financial statements that will be reflected in the Company’s future financial statements filed with the United States Securities and Exchange Commission (“SEC”) will be those of CDx, and the Company’s assets, liabilities and results of operations will be consolidated with the assets, liabilities and results of operations of CDx.

Business

The Company’s wholly-owned subsidiary, CDx, Inc., was incorporated under the laws of the State of Delaware on September 16, 2013. We are an early-stage science and technology company. We have developed and have commercialized technology and devices which are intended to accurately measure chemicals of interest in solid, liquid, or gas samples. Our mission is to enable people to live a healthier life by revealing the purity of certain compounds they eat, drink and inhale in real time through a device they can hold in the palm of their hand. We believe that the broad application and ease of use of our technology puts us in an ideal position to provide consumers with a practical and affordable way to trust and verify what they are putting into their bodies without leaving the comfort of their homes.

Our initial product utilizes the CannaDx sensor to allow consumers to analyze cannabis. Our product roadmap includes the future development and commercialization of sensors to allow consumers to analyze food (“OrganaDx”); water (“AquaDx”) and air (“AeroDx”). As of the date of this Annual Report we have not developed or commercialized the OrganaDx, AquaDx or AeroDx sensors. We would require substantial additional capital to be able to develop or commercialize OrganaDx, AquaDx or AeroDx.

Our foundational proprietary technology derives from research developed at the California Institute of Technology, Pasadena, California, for the Jet Propulsion Laboratory, used by NASA as well as an additional project funded by the Bill & Melinda Gates Foundation for other exploratory research and medical applications. We have a portfolio of intellectual property rights covering principles and enabling instrumentation of chemical sensing technology across solid, liquid, and gas samples, including certain patented and patent pending technologies from a third party pursuant to a joint development agreement. See “Intellectual Property.”

Sensor Development

The full development of a sensor application takes approximately 18 months and costs approximately $325,000. Within this time frame, the first 37.5 weeks is spent developing the sensor and the second 35.5 weeks is spent integrating the sensor and testing it in the field. In parallel, the production system for sensors to be manufactured at scale can be produced and optimized in 22.5 weeks. Next Dimension Technologies, Inc. is responsible for the development of the CannaDX sensor with the involvement and oversight of Company personnel. The OrganaDx, AquaDx and AeroDx sensor development may involve other third parties. The development timeline for our current target sensors is as follows:

CannaDx: The fully developed product has been released and is being sold to the general market.

OrganaDx: The first 37.5 weeks of development have been completed and the Company is currently in the second phase. The estimated cost to complete development is not known and depends on the complexity and scope of final application but is expected to be within the costs outlined above.

AquaDx and AeroDx: The Company has not commenced development as of the date of this Annual Report. The Company expects preliminary estimated costs to develop each to be greater than $500,000.

Product Overview: MyDx

Our core technology is centered on a portable chemical sensing and analyzing method, represented by our first product, MyDx. MyDx is a portable chemical sensor, combined with a hand-held analyzer and associated mobile app, which together, acts as an electronic nose by detecting and analyzing molecules present in a given sample. MyDx aims to take chemical analysis out of the lab and to put it into the palm of the user’s hand.

Each MyDx sensor has sensitivity in parts per billion, which the Company believes is unique for a handheld chemical analyzer at our anticipated consumer price-point for MyDx. The MyDx device has a user-friendly interface and is designed to easily communicate via Bluetooth with our mobile app, which can be downloaded on any iOS, Android, or Windows smartphone. Given the sensitivity of the MyDx device, once the app is downloaded and the device is synced, a small sample can be placed in the sample chamber, which is then stimulated, releasing the chemicals of interest into a vapor for identification by the MyDx Analyzer. The process of analysis takes about three minutes, after which the user will be able to view the parts per billion chemical composition of the sample on his or her mobile smart phone via our mobile app. In addition, the app will track and save the results of each analysis for future reference and comparison, and will aggregate reports on and analyses of various chemical compounds to help educate the consumer about the results. MyDx sensors can be switched by the user based on the type of the sample being tested, and the user will simply launch the associated app from their smartphone. The Company believes that, based on its portability, MyDx is the first portable chemical sensing and analyzing technology available for use by a broad range of consumers.

Product Features/MyDx Service

The MyDx Analyzer comes with a variety of product features that is intended to provide consumers with a user-friendly experience. The Company has developed a sleek and durable unit that, paired with one of our four sensors, has capabilities to analyze a variety of chemical compounds in the palm of the user’s hand. The MyDx Service connects the MyDx Analyzer to the MyDx App using BLE (Bluetooth Low Energy) connection. The MyDx App communicates with the secure MyDx Cloud via the Internet.

The MyDx Analyzer comes with Bluetooth connectivity in order to engage the MyDx App, which provides the user with additional information to help them understand the chemicals found by the MyDx Analyzer. The MyDx Cloud compares what was sensed by the MyDx Analyzer with scientific data about that sample on the back-end, revealing Tetrahydrocannabinol (“THC”) and Cannabidiol (“CBD”) levels found in the sample.

The MyDx App

The MyDx App is available for the iPhone, iPad, and IOS, Android and Windows platforms. Once the MyDx App is installed on the consumer’s mobile device, the consumer can turn on the MyDx Analyzer using the small button on the side next to the power cable slot. Using the MyDx App, the consumer can initiate the testing process. The MyDx App then attempts to find and sync with the MyDx Analyzer via a wireless Bluetooth connection. The consumer can then load their sample into the Sample Chamber. They will take an empty disposable Sample Insert and place their sample into the Sample Insert. This is done by gently grinding the sample between their fingers and letting the contents fall into the chamber. They fill the sample up to just below the rim of the insert. Once the sample is loaded and the chamber is closed, they follow the onscreen instructions and click “Next”. The MyDx Analyzer is placed on a flat surface, and the consumer presses the “Start” button. Within approximately three minutes later the results are available.

Target Audiences

The Company believes the Canna Sensor may have broad appeal to individuals who use medicinal cannabis for their health. In many cases, the chemical compounds consumers need to know about are not correctly identified at the point-of-sale, and the consumers may not be aware of whether a particular strain will treat the symptoms they are experiencing. Using the Canna Sensor, consumers will be able to identify certain chemical compounds in different strains of cannabis that are associated with the desired response to its use. This makes MyDx an important tool for both cannabis patients and recreational users who want to understand the product they are consuming, how it affects their body and treats any symptoms they may have.

In addition to the consumer audience for our MyDx Canna Sensor, we expect businesses in the cannabis industry, including cultivators, processors, dispensaries, and retail distributors to use MyDx as an additional test for their own products or the products that they are buying for resale to consumers. However MyDx is not a replacement for commercial lab testing using standard gas chromatography and other lab equipment.

Distribution and Marketing Strategy

The Company distributes its products through various channels, including distributors, e-commerce via the Company’s website, direct to retail, and sales through affiliate partners. As part of our marketing strategy, the Company also works with bloggers, websites and social media channels with large audiences, to ensure that the potential market knows and understands the promise of the MyDx Analyzer. The Company plans to use industry conferences, media outreach, and social media channels such as Facebook, LinkedIn, Twitter, Instagram, Google+ and more to push its message to the right audiences.

Market Overview

According to ProCon.org, as of March 14, 2016, 24 states and the District of Columbia have passed regulations permitting cannabis use in one form or another (See: ProCon.org). There are currently approximately 2.4 million medicinal cannabis users in the United States (See: www.ProCon.org). According to a recent study by ArcView Market Research, the United States national legal cannabis market was valued at $1.53 billion in 2013, including all states that had active sale of cannabis to consumers legally allowed to possess cannabis. According to this report, this market is expected to grow to $10.2 billion in five years.

Given the relative youth of the industry, and the lack of federal legalization of either medical or recreational cannabis use, few practical cannabis quality control solutions exist today. Medicinal cannabis patients therefore often have a very difficult time understanding what psychotropic effects they should expect before consuming a particular strain of cannabis, even when the strain is labelled with the percentage concentration of THC or CBD, two common cannabinoids present in the cannabis plant that impact its potency and impact on the user. Both medical cannabis patients and recreational consumers deserve a practical and affordable solution to gain control over what to expect from a given strain before choosing to put it into their body. MyDx, used in conjunction with the app, is designed to enable those individuals to gain control over what they are consuming and to achieve some consistency in how they are feeling or how effectively certain symptoms are being treated. This is accomplished by having the user enter “feeling data” (e.g. anxious, tired, pain relief) into the app and comparing that feeling data to the specific chemical composition of the cannabis ingested. In such manner, a database can be developed enabling MyDx users to be more deliberate as to the strain and chemical features THC, TCB-2, etc.) of the cannabis they choose to procure in the future. MyDx users may also elect to develop and maintain their own personal database within the app.

Competition

Currently, the Company believes there are no portable, consumer-focused, reasonably-priced sensors on the market that can measure chemicals at parts per billion levels, as MyDx’s interchangeable sensors can. The Company is aware that there are companies developing devices that can measure at the parts per hundred or parts per thousand level although, to the Company’s knowledge, none of these products have yet been delivered. The Company is also aware of two hand-held analyzer devices in development which are being marketed to consumers. One is Scio, which plans to use spectrometer technology to externally scan food, medicine and plants. The other one is FOOD sniffer, which is being marketed as the world’s first electronic nose that helps consumers determine the quality of meat, poultry and fish before they eat it, thereby reducing the risk of food poisoning by testing food to confirm that it is safe to consume. In addition, larger gas chromatography units that range from $25,000 to well over $100,000, are available, but we believe these larger units ultimately will not compete for the consumer base to which that the Company plans to market MyDx.

In contrast, the Company intends to bring to market a consumer-focused, parts per billion device for under $700. The Company believes that the combination of a relatively low price point, parts per billion sensitivity, and patentable intellectual property provide barriers to competition. However, companies with far greater resources than the Company could develop competing technologies and products that could impact the market for the Company’s products.

The Company does not plan to commercialize its Aqua and Aero Sensors in 2015 and has not performed a competitive analysis with respect to those planned uses of MyDx.

Research and Development

The Company incurred research and development expenses of approximately $1,695,000 and $1,539,000 during the years ended December 31, 2015 and 2014 related to the development of the MyDx Analyzer and the sensors.

Manufacturing

We do not intend to manufacture our products in our own facilities. Rather, we intend to outsource the manufacture of our products to one or more independent manufacturers that also manufacture electronic products for a number of other businesses. The manufacturer will be expected to test our products and conduct quality control in all aspects of manufacturing. During this testing, we expect to be making further adjustments to our formulations. While we believe that we may be able to contract or engage a manufacturer to perform these functions, we may not be able to do so. As discussed above (in Proposed Products), we will modify our plan of operations in a manner consistent with our at-that-time financial situation.

We currently have an arrangement with All Quality & Services, Inc. a Silicon Valley based Electronics Manufacturing Services provider to manufacture and assemble our current MyDx analyzer.

Intellectual Property

On July 2, 2014, the Company filed assignments of all right, title and interest for four United States provisional patent applications that were recorded with the United States Patent and Trademark Office on July 3, 2014. The United States provisional patent applications assigned to the Company were acquired for consideration that included cash and stock. The Company filed an international patent application with an international filing date of July 14, 2014 that cites priority to the four United States provisional patent applications. The international patent application is currently pending. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a Patent Cooperation Treaty (“PCT”) application or a non-provisional patent application, subject to any disclaimers or extensions. The term of a patent in the United States can be adjusted and extended due to the failure of the United States Patent and Trademark Office following certain statutory and regulation deadlines for issuing a patent.

Although we believe that our portfolio of intellectual property rights provides us with a strong and defensible market position from which to commercialize our portable electronic nose and analyzing technology and to build our business by expanding our core technology across a variety of applications, there is no guarantee the patents or patent rights we own will be sufficient to adequately protect the technology owned or licensed by us. We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the device products, their methods of use, related technology and other inventions that are important to our business. We also rely on trade secrets and monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Government Regulations

Our products require CE Marking (European Conformity), Federal Communications Commission and other government safety approvals. We are working with various partners to secure all approvals. Inasmuch as we are a sensor technology company, except with respect to government regulations related to the cannabis industry described in more detail below, we do not foresee any other probable government regulations on our business outside of normal business practices.

With respect to our Canna Sensor, there is a substantial amount of change occurring in the United States regarding both the medical and recreational use of cannabis, and a number of individual states have enacted state laws to enable distribution, possession, and use of cannabis for medical, and in some cases, recreational purposes. Despite the development of a legal medical or recreational cannabis industry under certain state laws, cannabis use and possession remains illegal under federal law, and such state laws are in conflict with the Federal Controlled Substances Act. The Obama Administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute individuals lawfully abiding by state-designated laws allowing for use and distribution of medical and recreational cannabis. However, there is no guarantee that the Obama Administration will not change its stated policy regarding enforcement of federal laws in states where cannabis has been legalized. Further, the change in administration after the 2016 presidential election cycle could introduce a less favorable policy with respect to enforcement of federal laws concerning cannabis. Also, the possession, use, cultivation, or transfer of cannabis remains illegal under the Federal Controlled Substances Act. Our Canna Sensor may be sold to customers that are engaged in the business of possession, use, cultivation, or transfer of cannabis. As a result, law enforcement authorities regulating the illegal use of cannabis may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a).

Subsidiary

We have one wholly owned subsidiary, CDx, Inc., a Delaware Corporation which was incorporated on September 19, 2013.

Employees

As of April 18, 2016, we had 5 full-time employees and 5 part-time independent contractors and consultants. For the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. Once we receive sufficient funding to hire additional employees, even then, we may rely principally on independent contractors for substantially all of our technical and manufacturing needs.

We have one written employment agreement with our founder and President Daniel Yazbeck. Currently, we are not actively seeking additional employees or engaging any consultants through a formal written agreement or contract. Services are provided on an as-needed basis to date. This may change in the event that we are able to secure financing through equity or loans to the Company.

ITEM 1A. RISK FACTORS

Investing in our common stock involves risk. Before making an investment in our common stock, you should carefully consider the risks described below, together with the other information included in this Annual Report and all other reports the Registrant has filed with the SEC and the risks we have highlighted in other sections of this Annual Report. The risks described below are those which we believe are the material risks we face. Any of the risks described below could significantly and adversely affect our business, prospects, financial condition and results of operations. As a result, the trading price of our common stock could decline and you may lose part or all of your investment. Additional risks and uncertainties not presently known to us or not currently believed by us to be immaterial may also impact us. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to our Business

We have a limited operating history and a history of operating losses, and we may not be able to achieve or sustain profitability. In addition, we may be unable to continue as a going concern.

MyDx was incorporated in December 2012 and has a limited operating history. We had not generated any revenues until July 2015. We are not profitable and have incurred losses since our inception. We continue to incur research and development and general and administrative expenses related to our operations.

We have experienced significant losses to date and may require additional capital to fund our operations. The current financial climate may make it more difficult to secure financing, if we need it. If our business model is not successful, or if we are unable to generate sufficient revenue to offset our expenditures, we may not become profitable, and the value of your investment may decline.

We incurred a net loss of approximately $6,367,000 for the year ended December 31, 2015 and a cumulative net loss of approximately $9,898,000 from September 16, 2013 (date of inception) to December 31, 2015.

We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we continue to commercialize our products. The amount of future losses and when, if ever, we will achieve profitability are uncertain. If our products do not achieve market acceptance, we may never become profitable. The initial cost of completing development of our products and penetrating our anticipated markets will be substantial, and there is no assurance that we will be successful in doing so. Although we shipped our first revenue units in the third quarter of 2015, if we are not successful in growing revenues and controlling costs, we will not achieve profitable operations or positive cash flow, and even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Absent a significant increase in revenue or additional equity or debt financing, we may not be able to sustain our ability to continue as a going concern.

Furthermore, we are experiencing the costs and uncertainties of a young operating company, including unforeseen costs and difficulties. We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

Negative Operating Cash Flow

We reported negative cash flow from operations for the year ended December 31, 2015. It is anticipated that we will continue to report negative operating cash flow in future periods until we are able increase our product sales volumes. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

We believe our cash balance, together with anticipated cash flows from operations, is insufficient to fund our operations for at least the next 12 months. We project that additional funding in the amount of $2,000,000 will be required to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. The delays in our ability to ship products and generate revenues may have adversely affected our capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations.

Changes in accounting guidance could have an adverse effect on our results of operations, as reported in our financial statements.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, which is periodically revised and/or expanded.  Accordingly, from time to time we are required to adopt new or revised accounting guidance and related interpretations issued by recognized authoritative bodies, including the Financial Accounting Standards Board and the SEC. Market conditions have prompted these organizations to issue new guidance that further interprets or seeks to revise accounting pronouncements related to various transactions as well as to issue new guidance expanding disclosures.  The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual report on Form 10-K and our quarterly reports on Form 10-Q.  An assessment of proposed standards is not provided, as such proposals are subject to change through the exposure process and, therefore, their effects on our financial statements cannot be meaningfully assessed.  It is possible that future accounting guidance we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have an adverse effect on our results of operations, as reported in our consolidated financial statements.

We are an early-stage company, and as such, we have no meaningful operating or financial history, we have a limited amount of products in the marketplace.

CDx commenced operations in January 2014. Therefore, there is limited historical financial information upon which to base an evaluation of our performance and future prospects. Due to our lack of operating history, our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in the early-stage of operations, including, without limitation, the following:

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

The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with a new enterprise, the commercial launch of a new product which still requires testing, and the operation in a competitive industry. We expect to sustain losses in the future as we implement our business plan. There can be no assurance that we will ever operate profitably.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.

Our cash balance as of December 31, 2015 was approximately $144,000. We do not have adequate funds to fully develop our business, and we need other capital investment to fully implement our business plans. Our current estimate of additional funds required is $2,000,000. We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

We are dependent on our current management team. If we fail to attract and retain key management personnel, we may be unable to successfully develop or commercialize our products.

In the early stages of development, our business will be significantly dependent on our management team. Our success will be particularly dependent upon our executive officers. The loss of any of their services could have a material adverse effect on us. We have not obtained key-man insurance on the lives of any members of our management team. Moreover, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified sales and marketing and management personnel. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel to join the Company on acceptable terms.

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

We have experienced recent management and director changes.

On July 10, 2015, at the request of the Company’s Board of Directors and as part of management reorganization, Daniel Yazbeck resigned his position as Chief Executive Officer of the Company and the Company’s subsidiary, CDx, Inc. As part of the reorganization, Thomas Gruber was appointed as the Chief Executive Officer of the Company and CDx, Inc. On August 4, 2015, the Company terminated its President, Chief Technology Officer and Chief Marketing Officer. On August 6, 2015, Thomas Gruber resigned as the Chief Executive Officer, Chief Operating Officer and a director of the Company and CDx. Mr. Gruber continued as the Chief Financial Officer and Secretary of the Company and CDx. On August 6, 2015, Daniel Yazbeck was appointed as the Interim Chief Executive Officer of the Company and CDx. On September 1, 2015, Mr. Gruber resigned as Chief Financial Officer and Secretary of the Company and CDx. On September 9, 2015, Daniel Yazbeck resigned as the Interim Chief Executive Officer of the Company and CDx and Albert Hugo-Martinez was appointed as the Chief Executive Officer and Interim Chief Financial Officer of the Company and CDx. On September 23, 2015, Mr. Hugo-Martinez resigned as the Chief Executive Officer and Interim Chief Financial Officer of the Company and CDx. On September 24, 2015 Michael Harris resigned from the Board of Directors of the Company, and on September 29, 2015 Edward Roffman resigned from the Board of Directors of the Company. On September 29, 2015, Daniel Yazbeck was appointed as the Chief Executive Officer and Chief Financial Officer of the Company and CDx. On February 23, 2016, Federico Pier and George Jackoboice resigned from the Board of Directors of the Company and CDx. On February 26, 2016, Steven Katz resigned from the Board of Directors of the Company and CDx.

Our sole executive officer, director and insider stockholder beneficially owns or controls a substantial portion of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company.

A substantial portion of our outstanding shares of common stock is beneficially owned and controlled by our sole director and executive officer. Accordingly, our sole director and officer would have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required, including amendments to our articles of incorporation, mergers or other business combinations. If you acquire shares of our common stock, you may have no effective voice in the management of our Company. Such concentrated control of our Company may adversely affect the price of our common stock. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his or her shares.

Additionally, our sole director may take action that could be a conflict of interest and not in the best interest of all stockholders. Such actions could adversely affect the price of our stock and discourage new stockholders from purchasing shares of our stock.

We have no Independent Board Members and only one person sitting on the Board.

Currently, the Company has only one Board member who is not independent. Our sole director and insider stockholder beneficially owns or controls a substantial portion of our outstanding common stock. Therefore, the Company does not receive the benefit of independent oversight over actions being taken. Without independent oversight, actions may be taken that may not be in the best interest of all stockholders which could adversely affect the price of our stock and discourage new stockholders from purchasing our stock.

These changes have been disruptive to the management and operations of the Company and could have a material adverse effect on our business, operating results, and financial condition.

Initially we will be dependent on one product.

Our Aero, Aqua and Organa Sensors will not be commercialized in the near future. Therefore, the Canna Sensor will account for a substantial portion of our revenues for the foreseeable future. As a result, our future operating results are dependent upon market acceptance of those products, neither of which has been commercially launched as of the date hereof. Factors adversely affecting the pricing of, demand for, or market acceptance of the sensors, such as regulatory complications, competition, or technological change, could have a material adverse effect on our business, operating results, and financial condition.

One of our initial product the Canna Sensor, relates to cannabis, which is a controlled substance under Federal law.

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

Our initial products are manufactured by third parties. If these manufacturing partners are unable to produce our products or component parts in the amounts or on the timeline that we require, the development and initial commercialization of our products may be delayed, depriving us of potential product revenue and resulting in other losses. Our ability to replace any then-existing manufacturer may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to identify and engage a replacement manufacturer on acceptable terms in a timely manner, or at all. If we need to engage a replacement manufacturer but are unable to do so, our business and results of operations could be severely impacted.

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

We depend on contract manufacturers to manufacture substantially all of our products, and any delay or interruption in manufacturing by these contract manufacturers would result in delayed or reduced shipments to our customers and may harm our business.

We have various manufacturers for the components of our products, including Next Dimension Technologies, Inc. We do not have long-term purchase agreements with our contract manufacturers and we depend on a concentrated group of contract manufacturers for a substantial portion of manufacturing our products. There can be no assurance that our contract manufacturers will be able or willing to reliably manufacture our products, in volumes, on a cost-effective basis or in a timely manner. If we cannot compete effectively for the business of these contract manufacturers, or if any of the contract manufacturers experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. In particular, if one of our contract manufacturers decides to cease doing business with us or becomes subject to bankruptcy proceedings, we may not be able to obtain any of our products made by the contract manufacturer, which could be detrimental to our business.

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

Our common stock is a “penny stock” because, among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange, and the Company has not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This risk-disclosure document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get their money back.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a client, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that client. Prior to recommending speculative low priced securities to their non-institutional clients, broker-dealers must make reasonable efforts to obtain information about the client’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some clients. FINRA requirements make it more difficult for broker-dealers to recommend that their clients buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

We have paid no cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt or credit facility, if any, may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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

Electronic processing of orders is not available for securities traded on the OTC Marketplace and high order volume and communication risks may prevent or delay the execution of one’s OTC Marketplace trading orders.  This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our Common Stock.  Heavy market volume may lead to a delay in the processing of OTC Marketplace security orders for shares of our Common Stock, due to the manual nature of the market.  Consequently, one may not able to sell shares of our Common Stock at the optimum trading prices.

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

Orders for OTC Marketplace securities may be canceled or edited like orders for other securities.  All requests to change or cancel an order must be submitted to, received and processed by the OTC Markets.  Due to the manual order processing involved in handling OTC Markets trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one’s order.  Consequently, one may not be able to sell its shares of our Common Stock at the optimum trading prices.

Increased dealer compensation could adversely affect our stock price.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our Common Stock on the OTC Markets if the stock must be sold immediately.  Further, purchasers of shares of our Common Stock may incur an immediate “paper” loss due to the price spread.  Moreover, dealers trading on the OTC Markets may not have a bid price for shares of our Common Stock on the OTC Markets.  Due to the foregoing, demand for shares of our Common Stock on the OTC Markets may be decreased or eliminated.

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

As of the date of this Report, our director, executive officer, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 44.5% of our outstanding voting securities as of the date hereof. Daniel Yazbeck, the Chairman of the Board of the Company, is the beneficial owner of approximately 44.5% of our outstanding voting securities as of the date hereof. As a result, if they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our Company.

The warrant holders may pay less than the then-prevailing market price for our common stock, which may depress the market price for our common stock and your ownership interest may be diluted and the value of our common stock may decline by exercise of the warrants.

The common stock to be issued to the warrant holders may be purchased at $1.10 per share. This price is less than the market price for our common stock as of the date of this Annual Report. This lower purchase price may provide an incentive to the warrant holders to exercise and sell the shares of our common stock. The sale of these shares into the public market by the warrant holders could depress the market price of our common stock. These sales may have an impact on our stock price. Also, because the exercise price may be lower than the prevailing market price of our common stock, to the extent that the warrants are exercised, your ownership interest may be diluted.

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

For the years ended December 31, 2015 and 2014, we and our auditors identified a material weakness in our internal control over financial reporting due to the Company not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge and experience in the application of accounting for warrants to purchase common and preferred stock issued in connection with convertible notes payable and convertible preferred stock and accounting for non-employee stock options. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. If the Company does not address the material weaknesses, we may not be able to manage our business as effectively as would be possible with an effective control system in place.

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

Our customers often have limited discretionary funds, which they may choose to spend on items other than our products and services. If our customers experience economic hardship, it could negatively affect the overall demand for our products and services, could cause delay and lengthen sales cycles and could cause our revenue to decline.

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

We incurred a net loss of approximately $6,367,000 for the year ended December 31, 2015, and a cumulative net loss of approximately $9,898,000 from September 16, 2013 (date of inception) to December 31, 2015.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company owns no properties. On April 1, 2015, the Company signed a 31 month lease for approximately 6,200 square feet of office and laboratory space at 6335 Ferris Square, Suite B, San Diego, California. The facility includes approximately 1,500 square feet of laboratory space.

The Company believes its leased office and warehouse facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

PRICE RANGE OF OUR COMMON STOCK AND DIVIDEND INFORMATION

Our common stock trades publicly on the OTCQB under the symbol “MYDX”. The closing price of our common stock on the OTCQB Board on April 7, 2016, was $0.52 per share.

Our common stock commenced trading on April 16, 2015 under the symbol of MYDX. The following table sets forth the high and low bid prices per share of our common stock by the OTCQB for the periods indicated as reported on the OTCQB.

2015	Low	High
For the period commencing October 1, 2015 and ended December 31, 2015	$0.38	$1.31
For the period commencing July 1, 2015 and ended September 30, 2015	$1.08	$1.97
For the period commencing April 16, 2015 and ended June 30, 2015	$1.06	$2.99

The trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Shareholders of Record

As of April 13, 2016, an aggregate of 22,081,928 shares of our common stock were issued and outstanding and owned by 159 shareholders of record.

Recent Sales of Unregistered Securities

None, other than as previously disclosed on Form 8-K.

Repurchase of Equity Securities

We have no plans, programs or other arrangements in regards to repurchases of our common stock.

Dividends

We have not since December 12, 2012 (date of inception) declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors (the “Board”) and will depend upon our results of operations, financial condition, tax laws and other factors as the Board, in its discretion, deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of December 31, 2015 with respect to compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2014 Equity Incentive Plan (approved by shareholders)	4,626,245	$0.39	1,531,412

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data to our financial statements located elsewhere in this Annual Report on Form 10-K is not required for smaller reporting companies under Article 8 Regulation S-X.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, MyDx’s audited annual financial statements and the related notes thereto and MyDx Inc.’s unaudited interim financial statements and the related notes thereto, on file with the Securities and Exchange Commission (“SEC”). This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Forward-Looking Statements” in this Annual Report. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the disclosure under the heading “Risk Factors” elsewhere in this Annual Report.

The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of MyDx. MyDx’s audited financial statements for the years ended December 31, 2015 and 2014.

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

For the Year Ended December 31, 2015

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

Plan of Operations

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $6,367,297 and $3,528,388, respectively, for the years ended December 31, 2015 and 2014, respectively, and had an accumulated deficit of $9,897,564 as of December 31, 2015.

We are aggressively pursuing plans to expand our distribution network and to continue our efforts to sell our products through our on-line store. Our overall objective is to increase our revenues to generate adequate operating income sufficient to cover our operating expenses going forward.

Liquidity and Capital Resources

Our principal sources of cash have been proceeds from private placements of common and preferred stock, incurrence of debt and the sale of equity securities held as investments.

As of December 31, 2015, the Company had a working capital deficit of $306,845 with cash of $143,680. Our cash decreased by approximately $602,000 during the year ended December 31, 2015.

Negative Operating Cash Flow

We reported negative cash flow from operations for the years December 31, 2015 and 2014. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generate sufficient revenues to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of approximately $144,000 will not be sufficient to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

Net Revenues

For the year ended December 31, 2015, the Company had net revenue of $383,396. Prior to this current period, the Company was in the research and development stage.

Cost of Revenues and Gross Profit

Gross profit as a percentage of net revenues for the year ended December 31, 2015 was 42.4%.

Our gross profit percentage reflects shipments of our original Indiegogo campaign which caused our gross profit percentage to be lower. Going forward, we expect our normal gross profit margin to exceed 50%.

Operating Expenses

For the year ended December 31, 2015, the Company incurred operating expenses in the amount of $6,080,534 compared to $3,299,699 for the year ended December 31, 2014. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses.

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the year ended December 31, 2015, the Company expended approximately $1,695,000 for various research and development projects for database, hardware, sensor development and software as compared to approximately $1,539,000 for the year ended December 31, 2014. The increase of approximately $156,000 resulted primarily from increases of approximately $286,000 in salaries, wages and benefits; $63,000 in tooling costs; $36,000 in independent contractors; $31,000 in website maintenance; $17,000 in samples acquired for test data results; $15,000 in depreciation expense; $11,000 in stock based compensation expense; $11,000 in purchases of non-capital equipment and software; $8,000 in freight charges; $2,000 in travel and entertainment expenses; and, $1,000 in repairs and maintenance expenses. All of these increases were partially offset by decrease of approximately $129,000 in hardware product development materials; $56,000 for hardware licenses and permits; and $38,000 in sensor development fees.

Sales and marketing expenses consist primarily of salaries, wages and benefits, consulting fees for third-party services and general marketing expenses. For the year ended December 31, 2015, the Company expended approximately $1,026,000 as compared to approximately $750,000 for the year ended December 31, 2014. The increase of $276,000 resulted primarily from increases of approximately $268,000 in stock-based compensation; $211,000 in salaries, wages and benefits; $41,000 in sales samples; $28,000 in supplies and miscellaneous expenses; $18,000 in advertising costs; $18,000 in tradeshows; $8,000 in website maintenance costs; $8,000 in travel and entertainment; $6,000 in telephone and communications expense; $5,000 rent and facilities costs; $1,000 in purchases of non-capital equipment; and, $1,000 in dues and subscriptions. These increases were partially offset by decreases of approximately $328,000 in independent contractors; and, $15,000 in amortization.

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees, and, general administrative expenses. For the year ended December 31, 2015, the Company expended approximately $3,360,000 as compared to $1,010,000 for the year ended December 31, 2014. The increase of approximately $2,350,000 resulted primarily from increases of approximately $742,000 in independent contractors; $371,000 in stock-based compensation; $412,000 in salaries, wages and benefits; $142,000 in insurance premiums; $114,000 in rent and facilities costs; $99,000 in accounting fees; $80,000 in finance fees; $76,000 in legal fees; $74,000 in public company expenses; $73,000 in merger related costs; $38,000 in travel and entertainment expenses; $22,000 in depreciation expense; $21,000 in telephone and communications expenses; $16,000 in directors fees; $16,000 in payroll processing fees; $15,000 in ERP system costs; $10,000 in dues and subscriptions; $7.00 in repairs and maintenance costs; $6,000 in professional expenses; $3,000 in miscellaneous taxes; $3,000 in licenses and permits fees; $3,000 in tradeshow expenses; $2,000 on loss of disposal of assets; $2,000 in postage expense; $2,000 in credit card processing fees; $2,000 in bank charges; $1,000 in supplies and miscellaneous expenses; $1,000 in miscellaneous advertising expenses; and, $1,000 in website maintenance These increases were partially offset by decreases of approximately $3,000 in purchases of non-capital equipment and software; and, $1,000 in charitable contributions.

Interest Expense

Interest expense totaled approximately $448,000 and $228,000 for the year ended December 31, 2015 and 2014, respectively. The increase of approximately $220,000 resulted primarily from $127,000 in interest expense related to warrants to purchase our common stock; $91,000 in interest expense related to amortization of debt issuance costs; and, $1,000 in interest expense related to the convertible notes payable outstanding during the year ended December 31, 2015.

Operating Activities

For the year ended December 31, 2015, cash used in operations was approximately $4,466,000 which was primarily the result of a net loss of approximately $6,367,000, increases of approximately $452,000 in inventory purchases, $11,000 in accounts receivable, $109,000 in prepaid expenses and other assets and a decrease of $120,000 in customer deposits. These were partially offset by an increase of $170,000 in accounts payable and accrued liabilities and non-cash adjustments to net loss of $1,413,000 for common stock issued in exchange for services; $517,000 in stock-based compensation expense; $65,000 in depreciation and amortization expense; and, $420,000 in interest expense related to amortization of debt issuance costs. For the year ended December 31, 2014, cash used in operations was approximately $1,824,000 which was primarily the result of a net loss of approximately $3,528,000 and an increase of $54,000 in prepaid expenses and other assets, all of which were partially offset by increases $987,000 in accounts payable and accrued liabilities, $130,000 in customer deposits and non-cash adjustments to net loss of $191,000 in a convertible note issued in exchange for services; $187,000 in compensation expense related to the issuance of common stock and stock-based compensation, $176,000 in interest expense related to amortization of debt issuance costs; $50,000 in common stock issued in exchange for services and $20,000 in depreciation and amortization

Investing Activities

For the year ended December 31, 2015 and 2014 cash used in investing activities totaled approximately $197,000 and $121,000, respectively, which resulted from purchases of equipment.

Financing Activities

For the year ended December 31, 2015, financing activities provided cash of approximately $4,061,000 which resulted from approximately $3,633,000 net proceeds received from the issuance of preferred stock; $250,000 in proceeds from notes payable; $175,000 in proceeds from note payables to a related party; and, approximately $3,000 from net proceeds received from the issuance of common stock from the exercise of stock options compared to cash provided from financing activities of approximately $2,690,000 for the year ended December 31, 2014 which resulted from $1,077,000 net proceeds received form the issuance of preferred stock and approximately $1,613,000 net proceeds from the issuance of convertible notes payable.

Sources of Liquidity and Capital

For the year ended December 31, 2015, our wholly owned subsidiary, CDx received net proceeds from the sale of preferred stock in the amount of approximately $3,633,000 and $175,000 net proceeds from a note payable to a related party. The capital raised has been used primarily for continuation of the Company’s research and development and marketing efforts and to support its operations. As of December 31, 2015, the Company had remaining cash of approximately $144,000 with a net working capital deficit of approximately $307,000. As a result of the Company’s significant operating expenditures and the lack of significant product sales revenue, we expect to incur losses from operations for the near future and will be required to seek additional capital to sustain our operations.

We reported negative cash flow from operations for the years ended December 31, 2015 and 2014. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generate sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $143,680 will not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

MyDx, Inc.

We have audited the accompanying consolidated balance sheets of MyDx, Inc. (a Nevada corporation) and its subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit) and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MyDx, Inc. and its subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flow from operations since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr Pilger Mayer, Inc.

San Jose, California

April 27, 2016

MyDx, INC.

Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$143,680	$745,446
Accounts receivable	10,702	-
Inventory	451,973	-
Prepaid expenses and other current assets	51,978	293,809
Total current assets	658,333	1,039,255
Property and equipment, net	233,064	103,643
Other assets	104,365	6,430
Total assets	$995,762	$1,149,328

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$619,528	$526,968
Customer deposits	9,467	129,871
Accrued liabilities	285,609	462,202
Convertible notes payable, current	50,574	1,974,058
Total current liabilities	965,178	3,093,099
Warrant liability	-	266,524
Convertible note payable - related party	175,000	-
Convertible note payable, net of current portion	200,274	-
Other long-term obligations	2,721	-
Total liabilities	1,343,173	3,359,623

Commitments and contingencies (Note 11)

Stockholders' deficit:
Series A convertible preferred stock, $0.001 par value, 3,000,000 shares authorized; zero and 1,620,000 shares issued and outstanding as of December 31, 2015 and 2014, respectively	-	1,620
Series B convertible preferred stock, $0.001 par value, 20,000,000 shares authorized; zero and 597,725 shares issued and outstanding as of December 31, 2015 and 2014, respectively	-	598
Common stock, $0.001 par value, 375,000,000 shares authorized; 22,081,928 and 10,059,000 shares issued and outstanding as of December 31, 2015 and 2014, respectively	22,081	10,059
Additional paid-in capital	9,528,072	1,307,695
Accumulated deficit	(9,897,564)	(3,530,267)
Total stockholders' deficit	(347,411)	(2,210,295)
Total liabilities and stockholders' deficit	$995,762	$1,149,328

See notes to consolidated financial statements.

MyDx, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014
Net revenues	$383,396	$-
Cost of revenues	221,007	-
Gross profit	162,389	-
Operating Expenses
Research and development	1,694,521	1,539,392
Sales and marketing	1,026,211	750,480
General and administrative	3,359,802	1,009,827
Total operating expenses	6,080,534	3,299,699
Loss from operations	(5,918,145)	(3,299,699)
Interest expense, net	(447,777)	(227,539)
Loss before provision for income taxes	(6,365,922)	(3,527,238)
Provision for income taxes	1,375	1,150
Net loss	$(6,367,297)	$(3,528,388)

Basic and diluted loss per share	$(0.35)	$(0.44)
Weighted average shares used in computing net loss per share
Basic and diluted	18,346,844	8,039,989

See notes to consolidated financial statements.

MyDx, INC.

Consolidated Statements of Stockholders’ Deficit

For each of the two years in the period ended December 31, 2015

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances as of January 1, 2014	-	$-	-	$-	$-	$(1,879)	$(1,879)

Issuance of common stock	-	-	10,050,000	10,050	40,200	-	50,250

Issuance of convertible preferred stock, net	2,217,725	2,218	-	-	1,018,337	-	1,020,555

Proceeds from exercise of stock options	-	-	9,000	9	711	-	720

Fair value of common stock warrants	-	-	-	-	60,917	-	60,917

Stock-based compensation	-	-	-	-	187,530	-	187,530

Net loss	-	-	-	-	-	(3,528,388)	(3,528,388)

Balances as of December 31, 2014	2,217,725	2,218	10,059,000	10,059	1,307,695	(3,530,267)	(2,210,295)

Issuance of common stock	-	-	2,094,787	2,095	1,591,680	-	1,593,775

Issuance of convertible preferred stock, net	3,804,562	3,804	-	-	1,951,917	-	1,955,721

Conversion of convertible notes to preferred stock	1,881,884	1,882	-	-	2,068,190	-	2,070,072

Extinguishment of preferred stock warrant liability	-	-	-	-	1,943,672	-	1,943,672

Exchange of convertible preferred stock for common stock in connection with the merger	(7,904,171)	(7,904)	7,904,171	7,904	-	-	-

Common stock assumed in connection with the merger	-	-	1,990,637	1,990	(1,990)	-	-

Proceeds from exercise of stock options	-	-	33,333	33	2,634	-	2,667

Fair value of common stock warrants	-	-	-	-	147,211	-	147,211

Stock-based compensation	-	-	-	-	517,063	-	517,063

Net loss	-	-	-	-	-	(6,367,297)	(6,367,297)

Balances as of December 31, 2015	-	$-	22,081,928	$22,081	$9,528,072	$(9,897,564)	$(347,411)

See notes to consolidated financial statements

MyDx, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,367,297)	$(3,528,388)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	64,611	20,452
Loss on impairment/write-off of fixed assets	9,224	15,833
Convertible note issued in exchange for services	-	191,000
Common stock issued in exchange for services	1,413,002	50,250
Stock-based compensation	517,063	187,530
Interest expense related to amortization of debt issuance costs and debt discount	419,798	176,226
Changes in assets and liabilities:
Accounts receivable	(10,702)	-
Inventory	(451,973)	-
Prepaid expenses and other assets	(108,568)	(54,122)
Accounts payable and accrued liabilities	169,533	987,291
Customer deposits	(120,404)	129,871
Net cash used in operating activities	(4,465,713)	(1,824,057)

Cash flows form investing activities:
Purchases of property & equipment	(196,589)	(120,928)
Net cash used in investing activities	(196,589)	(120,928)

Cash flows from financing activities
Proceeds from note payable - related party	175,000	40,000
Repayment of note payable - related party	-	(40,150)
Proceeds from the issuance of convertible preferred stock, net of issuance costs	3,632,869	1,077,079
Proceeds from the issuance of convertible notes payable, net of issuance costs	250,000	1,612,952
Proceeds from exercise of stock options	2,667	400
Net cash provided by financing activities	4,060,536	2,690,281
Net (decrease) increase in cash	(601,766)	745,296
Cash, beginning of period	745,446	150
Cash, end of period	$143,680	$745,446

Supplemental cash flow information
Interest paid	$-	$3,000

Noncash financing activity:
Issuance of convertible note payable in exchange for website development costs	$-	$19,000
Conversion of convertible note payable and accrued interest to preferred stock	$2,070,072	$210,000
Fair value of common stock warrants issued with convertible notes payable	$-	$60,987
Fair value of preferred stock warrants issued with preferred stock	$1,677,148	$266,524
Reclassification of warrant liability to additional paid-in capital	$1,943,672	$-
Common stock assumed in connection with merger	$1,990	$-
Conversion of convertible preferred stock to common stock	$7,904	$-
Issuance of common stock in exchange for services provided in the prior year	$327,100	$-

See notes to consolidated financial statements

MyDx, INC.

Notes to Consolidated Financial Statements

1.	Organization

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

The Company’s CannaDx Sensor measures the levels of key chemicals of interest in Cannabis, including Cannabinoids and Terpenes and the “Total Canna Profile” (TCP) of the plant. The Company shipped beta units in February 2015 and shipped the first revenue generating units in July 2015. The Company’s foundational proprietary technology derives from research developed at the California Institute of Technology, Pasadena, California, for the Jet Propulsion Laboratory, used by the National Aeronautics and Space Administration (“NASA”) as well as an additional project funded by the Bill & Melinda Gates Foundation for other exploratory research and medical applications. The Company has a portfolio of intellectual property rights covering principles and enabling instrumentation of chemical sensing technology across solid, liquid, and gas samples, including certain patented and patent pending technologies from Next Dimension Technologies, Inc. pursuant to a joint development agreement discussed in Note 11.

MyDx, INC.

Notes to Consolidated Financial Statements

continued

3.	Liquidity

The Company had limited revenues for the year ended December 31, 2015. The Company currently has limited working capital, and has not completed its efforts to establish a source of revenues sufficient to cover operating costs. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by early-stage companies. These risks include, but are not limited to, the uncertainty of availability of financing and the uncertainty of achieving future profitability. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise funds through the capital markets. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

We reported negative cash flow from operations for the years ended December 31, 2015 and 2014. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generates sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $143,680 as of December 31, 2015 will not be sufficient to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. The delays in our ability to ship products and generate revenues may have adversely affected our capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since its inception and has an accumulated deficit of $9,897,564 as of December 31, 2015. The Company's ability to transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support its cost structure. The Company has not generated significant revenues and has funded its operating losses through the sale of preferred and common stock and the issuance of debt. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the industry. These risks include, but are not limited to, the uncertainty of availability of additional financing and the uncertainty of achieving future profitability. Management of the Company intends to raise additional funds through the issuance of equity securities. There can be no assurance that such financing will be available or on terms which are favorable to the Company. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

4.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

MyDx, INC.

Notes to Consolidated Financial Statements

continued

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders' deficit, net loss or net cash used in operating activities.

Use of Estimates

The preparation of the consolidated finance statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include allowance for doubtful accounts, estimates of product returns, warranty expense, inventory valuation, valuation allowances of deferred taxes, stock-based compensation expenses and fair value of warrants. The Company bases its estimates on historical experience and also on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from those estimates.

Concentration of Credit Risk

The Company’s policy is to place its cash with high credit quality financial instruments and institutions and limit the amounts invested with any one financial institution or in any type of instrument. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash.

Concentration of Risk Related to Third-party Suppliers

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2015 and 2014, the Company held no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectibility of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of December 31, 2015, there was no allowance for doubtful accounts.

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

MyDx, INC.

Notes to Consolidated Financial Statements

continued

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the condensed balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the condensed balance sheets. During the year ended December 31, 2014, the Company recognized an impairment charge of $15,833.

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

MyDx, INC.

Notes to Consolidated Financial Statements

continued

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

Product Returns

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

For equity instruments granted to non-employees, excluding non-employee directors, the Company records the expense of such services based on the estimated fair value of the equity instrument. If the equity instrument is a stock option, the Company uses the Black-Scholes option pricing model to determine the fair value. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees as the terms of the awards are similar. The Company recognizes the fair value of the equity instruments as expense over the term of the service agreement and revalues that fair value at each reporting period over the vesting periods of the equity instruments.

MyDx, INC.

Notes to Consolidated Financial Statements

continued

Warranty

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

Warrant Liability

The Company accounted for its freestanding warrant for shares of the Company’s convertible preferred stock as a liability at fair value on the condensed consolidated balance sheets because the warrants are potentially redeemable. The warrants are remeasured at each balance sheet date with any changes in fair value being recognized as a component of interest expense, net on the consolidated statements of operations. During the year ended December 31, 2015, the contingency was resolved and the warrant liability was reclassified into addition paid-in capital upon their extinguishment.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment owners and distributions to owners. For the periods presented, comprehensive loss did not differ from net loss.

Collaborative Arrangements

The Company and its collaborative partners are active participants in the collaborative arrangements and both parties are exposed to significant risks and rewards depending on the commercial success of the activity. The Company records all expenses related to collaborative arrangements as research and development expense in the consolidated statements of operations as incurred.

Advertising Costs

Advertising costs are charged to sales and marketing expenses and general and administrative expenses as incurred. Advertising expenses, which are recorded in sales and marketing and general and administrative expenses, were $40,673 and $18,567 for the years ended December 31, 2015 and 2014, respectively.

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

For the year ended December 31, 2015, options to purchase 4,626,245 shares of common stock and warrants to purchase 7,571,395 shares of common stock have been excluded from the calculation of net loss per share because the inclusion would be anti-dilutive. For the year ended December 31, 2014, options to purchase 1,937,979 shares of common stock, warrants to purchase 683,200 shares of Series B convertible preferred stock, warrants to purchase 760,000 shares of common stock and 2,217,725 shares of convertible preferred stock have been excluded from the calculation of net loss per share because the inclusion would have been antidilutive.

Recent Accounting Pronouncements

The Financial Accounts Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes in November 2015. Currently, entities are required to report deferred taxes for each jurisdiction as a net current asset or liability and net noncurrent asset or liability. With the implementation of this ASU, deferred tax assets and liabilities and the related valuation allowance are classified as noncurrent on the balance sheet. This new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years, i.e. in the first quarter for 2017. Early adoption is permitted. As a result, the Company has opted for early adoption of ASU 2015-17 on a prospective basis during the year ended December 31, 2015, and the related disclosures are made within Note 12, Income Taxes.

MyDx, INC.

Notes to Consolidated Financial Statements

continued

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers. The amendments in this ASU defer the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in Update 2014-09.

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

MyDx, INC.

Notes to Consolidated Financial Statements

continued

5.	Inventory

Inventory as of December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
Finished goods	$270,230	-
Raw materials	181,743	$-
	$451,973	$-

6.	Fair Value Measurements

The following table sets forth the fair value of the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$-	$-	$266,524	$266,524

The Company had no financial assets measured at fair value on a recurring basis as of December 31, 2015 and 2014. The Company had no financial liabilities measured at fair value on a recurring basis as of December 31, 2015.

The change in the fair value of the warrant liability that falls under Level 3 of the valuation hierarchy is summarized below for the years ended December 31, 2015 and 2014:

Fair value as of January 1, 2015	$266,524
Issuance of warrants	1,677,148
Reclassification to additional paid-in capital upon extinguishment of warrants in connection with the Merger	(1,943,672)
Fair value as of December 31, 2015	$-

Fair value as of January 1, 2014		$-
Issuance of warrants	266,524
Change in fair value during the year	-
Fair value as of December 31, 2014	$266,524

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
				(37.7%)

MyDx, INC.

Notes to Consolidated Financial Statements

continued

7.	Property and Equipment, net

	December 31,
	2015	2014
Computer and test equipment	$206,499	$73,290
Website development costs	39,870	39,870
Furniture and fixtures	32,845	1,777
Software	10,791	5,991
Leasehold improvements	18,288	-
	308,293	120,928
Less accumulated depreciation and amortization	(75,229)	(17,285)
	$233,064	$103,643

Depreciation expense was $57,944 and $20,452 for the years ended December 31, 2015 and 2014, respectively.

8.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2015 and 2014.

	December 31,
	2015	2014
Deferred compensation to non-employees	$146,327	$327,100
Deferred compensation to an employee	51,210	45,000
Other	88,072	90,102
	$285,609	$462,202

9.	Debt

Convertible Notes

On December 22, 2015, the Company completed a financing pursuant to a Securities Purchase Agreement with Adar Bays, LLC ("Adar Bays") providing for the issuance of two convertible promissory notes in the aggregate principal amount of $220,000, with the first note being in the amount of $110,000, and the second note being in the amount of $110,000 (the "Note" or "Notes"). The Notes contain a 10% original issue discount such that the purchase price of each Note is $100,000. The first Note was funded on December 22, 2015 and is due and payable on December 21, 2017. The second Note shall initially be paid for by the issuance of an offsetting $100,000 collateralized secured note issued by Adar Bays to the Company due and payable no later than August 21, 2016. The funding of the second Note is subject to certain conditions, and the Company may reject the closing of the second Note in its discretion. The Notes bear interest at the rate of 8% per annum and may be converted by Adar Bays at any time after the date which is six months of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Notes) calculated at the time of conversion. The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The Notes may be prepaid by the Company at any time prior to 180 days after the date of issuance of the Notes subject to the payment of prepayment penalties as described in the Notes. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to this Annual Report. The issuance of the Notes was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Notes was an accredited investor. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and is being accreted over the term of the Note. For the year ended December 31, 2015, the Company amortized a total of $137 of the debt issuance cost. As of December 31, 2015, the Note had an outstanding balance of $100,137 and a remaining unamortized debt discount of $9,863.

MyDx, INC.

Notes to Consolidated Financial Statements

continued

On December 22, 2015, the Company completed a financing pursuant to a Securities Purchase Agreement with Union Capital, LLC ("Union Capital") providing for the purchase of two convertible promissory notes in the aggregate principal amount of $220,000, with the first note being in the amount of $110,000, and the second note being in the amount of $110,000 (the "Note" or "Notes"). The Notes contain a 10% original issue discount such that the purchase price of each Note is $100,000. The first Note was funded on December 22, 2015 and is due and payable on December 21, 2017. The second Note shall initially be paid for by the issuance of an offsetting $100,000 collateralized secured note issued by Union Capital to the Company due and payable no later than August 21, 2016. The funding of the second Note is subject to certain conditions and the Company may reject the closing of the second Note in its discretion. The Notes bear interest at the rate of 8% per annum; are due and payable on December 21, 2017; and may be converted by Union Capital at any time after the date which is six months of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Notes) calculated at the time of conversion. The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The Notes may be prepaid by the Company at any time prior to 180 days after the date of issuance of the Notes subject to the payment of prepayment penalties as described in the Notes. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to this Current Report. The issuance of the Notes was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Notes was an accredited investor. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and will be accreted over the term of the Note. For the year ended December 31, 2015, the Company amortized a total of $137 of the debt issuance cost. As of December 31, 2015, the Note had an outstanding balance of $100,137 and a remaining unamortized debt discount of $9,863.

On December 10, 2015, the Company entered into a Securities Purchase Agreement (the "SPA") and Convertible Promissory Note in the original principal amount of $60,000 (the "Note") with Kodiak Capital Group, LLC ("Kodiak") pursuant to which Kodiak funded $50,000 to the Company after the deduction of a $10,000 original issue discount. The Note bears interest at the rate of 12% and must be repaid on or before December 20, 2016. The Note may be prepaid by the Company at any time without penalty prior to the date which is 180 days after the date of issuance of the Note. The Note may be converted by Kodiak at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the Note). The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The SPA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the SPA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Annual Report. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and will be accreted over the term of the Note. For the year ended December 31, 2015, the Company amortized a total of $574 of the debt issuance cost. As of December 31, 2015, the Note had an outstanding balance of $50,574 and a remaining unamortized debt discount of $9,426.

The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

In August, September and October 2014, the Company’s wholly owned subsidiary, CDx, issued $2,000,000 in convertible subordinated promissory notes (the “Notes”) to accredited investors. The Notes were subordinated to all existing indebtedness of CDx. The annual interest rate of 8% payable semi-annually on December 31 and June 30, in cash or in-kind, at CDx’s sole discretion. The maturity date of the Notes was June 30, 2015.

MyDx, INC.

Notes to Consolidated Financial Statements

continued

In conjunction with the issuance of the Notes, the holders of the Notes are entitled to receive warrants to purchase 2,336,828 shares of common stock at an exercise price of $1.10 per share. The fair value of these warrants as of the date the financing was closed was $187,288 and was recorded as a debt discount and included in convertible notes payable on the consolidated balance sheets.

On February 12, 2015, the notes automatically converted into Series B convertible preferred stock as the result of CDx selling more than $2,500,000 of equity securities in a qualified financing. As a result of this conversion, the Notes and all accrued and unpaid interest which totaled $2,070,072 were converted into 1,881,884 shares of Series B convertible preferred stock. Upon conversion, the remaining balance of the unamortized debt issuance costs of $393,008 was expensed and included in interest expense, net in the consolidated statement of operations for the year ended December 31, 2015.

Note Payable –Related Party

On December 10, 2015, YCIG, Inc. ("YCIG"), an entity owned and controlled by Daniel Yazbeck, who is an officer, director and major shareholder of the Company, entered into a Loan Agreement (the "Loan Agreement") with the Company. The Loan Agreement provides that YCIG loan a minimum of $175,000 to the Company, which amount may be increased to $250,000 at the discretion of YCIG. The Loan Agreement provides that the amounts loaned accrue interest at a rate of 12% per annum and all amounts loaned are due and payable on or before September 29, 2018. The amounts loaned may be prepaid by the Company at any time without penalty. The Loan Agreement provides that in the event of a default, the loan amount becomes immediately due and payable, which may be repaid by the Company in its election in cash or a number of shares of Company common stock equal to four times the amount outstanding at the date of default.

On September 29, 2015, an officer loaned the Company $25,000. The loan is unsecured, non-interest bearing with a fixed transaction fee and a maturity date of December 29, 2015. On December 10, 2015, this loan was rolled over into the YCIG Loan Agreement described above.

10.	Stockholders’ Deficit

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

MyDx, INC.

Notes to Consolidated Financial Statements

continued

Common Stock

On February 23, 2015, the Company effected a 5-for-1 forward stock split of its issued and outstanding shares of common stock. All share and per share amounts for all periods that have been presented in the consolidated financial statements and notes thereto have been adjusted retrospectively, where applicable, to reflect the forward stock split. The Company filed a Certificate of Amendment to its Certificate of Incorporation which made the forward stock split effective and increased the authorized common shares to 375,000,000 shares with a par value $0.001 per share.

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

During the year ended December 31, 2015, the Company issued 2,094,787 shares of common stock in exchange for services at a fair value of $1,593,775.

Common Stock Warrants

During the year ended December 31, 2015, the Company converted warrants to purchase 4,974,567 shares of Series B convertible preferred stock into warrants to common stock. The Company agreed to issue warrants to purchase 2,579,692 and 17,136 shares of common stock during the year ended December 31, 2014 and the three months ended March 31, 2015, respectively. No common stock warrants have been exercised or have expired and warrants to purchase 7,571,395 shares of common stock were outstanding as of December 31, 2015.

Preferred Stock

As part of the Merger Agreement, all shares of the Series A and Series B convertible preferred stock converted to common stock, pursuant to the conversion rights.

2014 Equity Incentive Plan

In June 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”), and to date, has reserved 6,200,000 shares of common stock for issuance under the 2014 Plan. Under the 2014 Plan, employees, directors or consultants may be granted nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to purchase shares of CDx’s common stock. Only employees are eligible to receive incentive stock options (“ISO”) to purchase common stock. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. The options generally expire ten years from the date of grant. ISOs granted to a participant who, at the time the ISO is granted, has more than 10% of the voting power between all classes of stock, will expire five years from the date of grant. Options vest at various rates ranging from immediately to three years. As of December 31, 2015, options to purchase 1,531,412 shares were available under the 2014 Plan for issuance.

MyDx, INC.

Notes to Consolidated Financial Statements

continued

A summary of the Company’s stock option plan for the year ended December 31, 2015 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Period	Value
Outstanding as of January 1, 2015	1,937,979	0.08	9.5	$-
Granted	4,639,234	0.57
Exercised	(33,333)	0.08
Forfeited or cancelled	(1,917,635)	0.52
Outstanding as of December 31, 2015	4,626,245	0.39	9.0	$780,707
Options vested and exercisable as of December 31, 2015	2,916,801	0.31	8.9	$697,779
Options vested and expected to vest as of December 31, 2015	4,626,245	0.36	9.0	$780,707

The aggregate intrinsic value of options exercised was $15,667 and zero for the years ended December 31, 2015 and 2014, respectively.

Information regarding options outstanding and vested and exercisable as of December 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$0.08	1,774,334	8.5	$0.08	1,585,861	$0.08
$0.55	2,412,048	9.2	$0.55	1,118,159	$0.55
$0.71	414,864	9.9	$0.71	206,531	$0.71
$2.36	25,000	9.4	$2.36	6,250	$2.36
	4,626,245	9.0	$0.39	2,916,801	$0.31

Total employee stock-based compensation expense recognized by the Company for the years ended December 31, 2015 and 2014 was $325,218 and $27,906, respectively. No tax benefits were recognized in the years ended December 31, 2015 and 2014.

Total unrecognized compensation expense from employee stock options as of December 31, 2015 was $378,597 and will be recognized over a weighted average recognition period of 1.6 years.

For the year ended December 31 2015, the Company granted options to non-employees to purchase 579,864 shares of common stock at a weighted average exercise price of $0.60 per share as compared to 435,000 shares of common stock at an exercise price of $0.08 per share for the year ended December, 2014. Stock-based compensation expense related to stock options granted to non-employees was $192,410 for the year ended December 31, 2015 and $159,859 for the year ended December 31, 2014. The Company believes the fair value of the stock options is more reliably measurable than the fair value of the consulting services received. The fair value of the stock options granted is calculated at each reporting date.

Additional Stock Plan Information

The Company’s fair value calculations for stock-based awards under the 2014 Plan were made using the Black-Scholes option pricing model with the weighted-average assumptions set forth in the following table. Volatility is based on historical volatility rates obtained for certain public companies that operate in the same or related businesses as that of the Company since there is no market for or historical volatility data for the Company’s common stock. The risk-free interest rate is determined by using a U.S. Treasury rate for the many uses a simplified method for “plain vanilla” share options in determining the expected term of an employee share option as its equity shares are not publicly traded.

MyDx, INC.

Notes to Consolidated Financial Statements

continued

The following assumptions were used in the estimated grant date fair value calculations for options granted to employees and consultants during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Dividend yield	0.0%	0.0%
Volatility	52.5%	50.0%
Average risk-free rate	1.65% - 1.91%	1.70% - 2.50%
Expected term, in years	5.00 - 5.77	4.80 - 10.00

The weighted-average grant date fair value for stock options granted during the years ended December 31, 2015 and 2014 was $0.27 and $0.04 per share, respectively.

11.	Commitments and Contingencies

In May 2014, the Company entered into a six-month lease for office facilities in La Jolla, California. The lease was guaranteed by an officer and director of the Company. The initial monthly rent was $800 per month. In July 2014, the original lease was amended to increase the monthly rent to $1,325 per month. In September 2014, the Company added additional space at this location. The monthly rent for the additional space is $1,280 per month. In October 2014, the Company added additional space at this location. The monthly rent for the additional space is $1,130 per month. The lease term at this location became month-to-month as of December 31, 2014. The Company terminated leases on all of the offices effective March 31, 2015 except one office which was terminated on April 30, 2015.

On April 1, 2015, the Company signed a 31 month lease for approximately 6,200 square feet of office and laboratory space at 6335 Ferris Square, Suite B, San Diego, California. The facility includes approximately 1,500 square feet of laboratory space. Commencement date of the lease is May 1, 2015. Total net rent under this lease is $247,000 and expires on November 30, 2017.

In September 2014, the Company leased additional office space in San Mateo, California for a three-month term. The monthly rent is $1,900 per month. The lease term at this location became month-to-month as of December 31, 2014. In December of 2015, the Company closed this office.

In April 2014, the Company leased office space in San Mateo, California on a month-to-month basis for $750 per month. In September 2015, the Company closed this office.

The annual minimum lease payments under non-cancellable operating leases, including common area maintenance and amortization of leasehold improvements that have an initial or remaining term in excess of one year at December 31, 2015 are due as follows:

2016	$129,324
2017	121,197
Total minimum lease payments	$250,521

Rent expense for the years ended December 31, 2015 and 2014 was $150,312 and $42,871, respectively.

Distribution and License Agreement and Joint Development Agreements

The Company entered into a Distribution and License Agreement with a third-party for the purpose of developing a sensor array to be used in the Company’s product. The Distribution and License Agreement has an initial term of ten years, but can be terminated earlier if the project does not meet the specifications of the Company. The Company will obtain exclusive rights to sell and distribute once a successful sensor prototype is developed. In exchange for a functional prototype, the Company will pay the third-party a 7% royalty on net sales. During the years ended December 31, 2015 and 2014, the Company incurred zero and $10,000 in development costs related to the Distribution and License Agreement, respectively.

MyDx, INC.

Notes to Consolidated Financial Statements

continued

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

The Agreement also provides that any arising intellectual property rights other than those covered above shall belong to the Company. To the extent that it is necessary to do so to enable the Company to use and exploit its respective arising intellectual property rights, the Joint Developer grants the Company a perpetual, irrevocable, exclusive, and royalty free license (including the right to assign the license and to grant sub-licenses) to use and exploit the Joint Developer’s arising intellectual property rights in the field. Under the terms of the Agreement, either party may cancel the Agreement as the specific tasks provided for in the Agreement have been completed or for causes specifically provided for in the Agreement. During the years ended December 31, 2015 and 2014, the Company has paid the Joint Developer $200,000 and $227,500 for development costs, respectively.

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

In March 2014, the Company entered into a Joint Venture Agreement with AZ Med Testing (“AZMED”) for the purpose of co-developing a database that will correlate the sensor derived chemical data with end-user derived feedback information. As part of the agreement, AZMED received options to purchase 250,000 shares of common stock in July 2014. AZMED will also receive a perpetual license to the developed software. Any intellectual property that is developed will be shared by the Company and AZMED. During the years ended December 31, 2015 and 2014, the Company incurred zero and $13,937 in costs related to this agreement.

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

MyDx, INC.

Notes to Consolidated Financial Statements

continued

12.	Income Taxes

The components of the provision for income taxes are as follows:

	For the year ended December 31,
	2015	2014
Current:
Federal	$-	$-
State	1,375	1,150
	1,375	1,150
Deferred:
Federal	-	-
State	-	-
	-	-
Total provision for (benefit from) income taxes	$1,375	$1,150

Deferred tax assets (liabilities) consist of the following:

	For the year ended December 31,
	2015	2014
Deferred Tax Assets:
Net operating loss carryforwards	$3,306,431	$1,245,414
Research and development credits	134,724	-
Accruals, reserves and other	14,597	11,534
Depreciation and amortization	35,322	-
Stock-based compensation	405,160	-
Total deferred tax asset	3,896,234	1,256,948

Valuation allowance	(3,889,501)	(1,256,948)

Deferred tax liabilities
Depreciation and amortization	(6,733)	-
Net deferred tax assets	$-	$-

Reconciliation of the statutory federal income tax to the Company's effective tax:

	For the year ended December 31,
	2015	2014
	%	%
Statutory federal tax rate	34.00%	34.00%
State taxes, net of federal benefit	-0.02%	-0.03%
Valuation allowance	-32.00%	-30.32%
Other	-2.00%	-3.68%
Provision for income taxes	-0.02%	-0.03%

MyDx, INC.

Notes to Consolidated Financial Statements

continued

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets of the Company will not be fully realizable for the year ended December 31, 2015 and 2014. Accordingly, management had applied a full valuation allowance against net deferred tax assets as of December 31, 2015 and 2014.

The valuation allowance increased by $2,632,553 and $1,256,948 during the years ended December 31, 2015 and 2014.

As of December 31, 2015, the Company had approximately $8.3 million of federal and $8.3 million of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2033 for both federal and state purposes.

As of December 31, 2015, the Company had research & development (“R&D”) credits carryforward of approximately $112,000 and $122,000 for federal and California income tax purposes, respectively. If not utilized, the federal R&D credits carryforward will begin to expire in 2034. The California credits can be carried forward indefinitely.

The Company maintain liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2015, the Company's total amount of unrecognized tax benefit was approximately $70,000, of which none affects the effective tax rate. The Company does not expect its unrecognized benefits to change materially over the next 12 months.

The Company is filing income tax returns with the United States federal government, and the state of California. The Company’s tax years 2013 through 2015 will remain open for examination by the federal and state authorities for three and four years, respectively, from the utilization of any net operating loss credits.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits as of December 31, 2015 and 2014, respectively. The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

MyDx, INC.

Notes to Consolidated Financial Statements

continued

13.	Subsequent Events

On February 8, 2016, the Company entered into an Equity Purchase Agreement (the "EPA"), Registration Rights Agreement ("RRA") and Convertible Promissory Note in the original principal amount of $50,000 (the "Note") with Kodiak Capital Group, LLC ("Kodiak").

The EPA provides that the Company may, in its discretion, sell up to $1,000,000 of shares of Company common stock to Kodiak. The sale of shares of Company common stock is subject to the conditions set forth in the EPA, which include, but are not limited to, the Company filing a Registration Statement on Form S-1 to register the shares to be sold to Kodiak and the Registration Statement becoming effective. The purchase price to be paid for the shares will be 70% of the market price for such shares as determined pursuant to the terms set forth in the EPA. The RRA provides that the Company will file a Registration Statement to register up to 4,000,000 shares to be sold to Kodiak pursuant to the EPA, or issued to Kodiak upon conversion of the Note, and that the Company shall use commercially reasonable efforts to file the Registration Statement before March 31, 2016. Pursuant to the terms of the EPA, the Company agreed to issue Kodiak the Note as a commitment fee. The Note must be repaid on or before February 2, 2017. The Note may be prepaid by the Company at any time without penalty. The Note may be converted by Kodiak at any time after August 2, 2016 into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the Note). Any financing pursuant to the EPA is subject to the Company's fulfilling the conditions to sell shares to Kodiak, including the effectiveness of the Registration Statement. The Company cannot provide any assurances that any shares will be sold under the EPA or the prices at which such shares may be sold.

The EPA, RRA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the EPA, RRA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Current Report.

The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

On March 15, 2016, MyDx, Inc. (the “Company”) entered into Securities Purchase Agreement (the “SPA”) and Convertible Promissory Note in the original principal amount of $55,750 (the “Note”) with Auctus Fund, LLC (“Auctus”) pursuant to which Auctus funded $50,000 to the Company after the deduction of $5,750 of diligence and legal fees. The Note bears interest at the rate of 10% and must be repaid on or before December 15, 2016. The Note may be prepaid by the Company at any time prior to the date which is 180 days after the date of issuance of the Note in an amount equal to 110% of the amount outstanding. The Note may be converted by Auctus at any time into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the Note). The SPA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the SPA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Current Report.

The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of December 31, 2015, due to the fact that management has not fully remediated the material weakness described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the year ended December 31, 2015, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting due to: i) the Company not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge and experience in the application of accounting for warrants to purchase common and preferred stock issued in connection with convertible notes payable and convertible preferred stock and accounting for non-employee stock options, ii) insufficient segregation of duties within the accounting function with respect to the review and approval of the underlying accounting records, iii) the inability to close the Company’s books and timely issue financial statements, and iv) inadequate management oversight resulting from the departure of all independent non-employee Board of Directors members in February 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. If the Company does not address the material weaknesses, we may not be able to manage our business as effectively as would be possible with an effective control system in place.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE

The table below sets certain information concerning our executive officers and directors, including their names, ages, anticipated positions with us. Our executive officers are chosen by our Board and hold their respective offices until their resignation or earlier removal by the Board.

In accordance with our certificate of incorporation, incumbent directors are elected to serve until our next annual meeting and until each director’s successor is duly elected and qualified.

Name	Age	Position
Daniel Yazbeck	37	Chief Executive Officer, Chief Financial Officer, and Director (Chairman of the Board)

Directors

The following information pertains to the members of our Board effective as of the closing of the Merger, their principal occupations and other public company directorships for at least the last five years and information regarding their specific experiences, qualifications, attributes and skills:

Daniel Yazbeck –Chief Executive Officer, Chief Financial Officer, Director (Chairman of the Board)

Mr. Yazbeck became the Chief Executive Officer and a director of CDx in September 2013, and became the Chief Executive Officer and Chairman of the Board of the Company effective April 30, 2015. On July 9, 2015, Mr. Yazbeck resigned as the Chief Executive Officer of the Company, and during the period between July 10, 2015 and September 29, 2015, Mr. Yazbeck was the Chief Innovation Officer of the Company. Effective September 29, 2015, Mr. Yazbeck was re-appointed as the Chief Executive Officer of the Company and appointed as the Chief Financial Officer of the Company.

Mr. Yazbeck has substantial experience in new market and business development, strategic partnering and negotiations from his tenure in top 50 Fortune 500 companies. Mr. Yazbeck also has an extensive scientific and technical engineering background, having invented, patented, secured resources for, managed, developed, and commercialized several successful pharmaceutical and healthcare related market products from conception to implementation.

Mr. Yazbeck joined Pfizer, Inc. in January 2002 as a scientist in their pharmaceuticals group where he specialized in chemical research and development technologies, including analytics. While at Pfizer, Mr. Yazbeck participated in creating a global center of technology for Pfizer in the field of biocatalysis, developing multiple patents issued in his name and authored a variety of research papers. After leaving Pfizer, Mr. Yazbeck joined Panasonic Corporation of North America in March 2005, spearheading their new market, business and strategic product development activities in the consumer electronics healthcare field. Mr. Yazbeck worked on many advanced Panasonic projects in the biotechnology and healthcare space, again creating multiple patents in his name.

Mr. Yazbeck founded the Yazbeck Consulting & Investment Group (YCIG, Inc.) in October of 2008. YCIG, Inc. seeded the capital, R&D, market development, legal and human resource investments required to create CDx in September 2013.

Mr. Yazbeck graduated with honors from McGill University in Canada in 2001, holds a Master’s Degree in Medicinal Chemistry, with a minor in Marketing Management, and served as a research/teaching assistant for 4 years prior to graduating and joining Pfizer.

Executive Officers

Mr. Yazbeck has substantial experience in new market and business development, strategic partnering and negotiations from his tenure in top 50 Fortune 500 companies. Mr. Yazbeck also has an extensive scientific and technical engineering background, having invented, patented, secured resources for, managed, developed, and commercialized several successful pharmaceutical and healthcare related market products from conception to implementation.

Mr. Yazbeck joined Pfizer, Inc. in January 2002 as a scientist in their pharmaceuticals group where he specialized in chemical research and development technologies, including analytics. While at Pfizer, Mr. Yazbeck participated in creating a global center of technology for Pfizer in the field of biocatalysis, developing multiple patents issued in his name and authored a variety of research papers. After leaving Pfizer, Mr. Yazbeck joined Panasonic Corporation of North America in March 2005, spearheading their new market, business and strategic product development activities in the consumer electronics healthcare field. Mr. Yazbeck worked on many advanced Panasonic projects in the biotechnology and healthcare space, again creating multiple patents in his name.

Mr. Yazbeck founded the Yazbeck Consulting & Investment Group (YCIG, Inc.) in October of 2008. YCIG, Inc. seeded the capital, R&D, market development, legal and human resource investments required to create CDx in September 2013.

Mr. Yazbeck graduated with honors from McGill University in Canada in 2001, holds a Master’s Degree in Medicinal Chemistry, with a minor in Marketing Management, and served as a research/teaching assistant for 4 years prior to graduating and joining Pfizer.

Non-Executive Officers

David Bortolin – Chief Revenue Officer

Dave Bortolin joined the Company in April, 2014 as Chief Revenue Officer. Mr. Bortolin has over 22 years of enterprise software, SaaS direct sales, channel partner and marketing experience with companies ranging from start-ups to established organizations.

Mr. Bortolin served as Vice President of Worldwide Sales, Marketing, and Strategic Partnerships for AppCentral from March 2010 to August 2013. From May 2008 to January 2010, Mr. Bortolin served as Vice President Sales, Marketing and Strategic Partners for Exalead. From December 2005 to April 2008, Mr. Bortolin served as Vice President Sales and Marketing at Remedy Interactive. From January 2004 to January 2006, Mr. .Bortolin served as Vice President Sales and Marketing for the Milestone Group, and prior to that, he served in various management capacities at Ziff Davis Publishing.

Mr. Bortolin received a Bachelor’s degree in Business Administration from Saint Mary’s College.

Involvement in Legal Proceedings

To the Company’s knowledge, none of our officers or our directors has, during the last ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

To the Company’s knowledge, there are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Family Relationships

There are no family relationships among the members of our Board or our executive officers.

Composition of the Board

In accordance with our certificate of incorporation, our Board is elected annually as a single class.

Communications with our Board of Directors

Our stockholders may send correspondence to our board of directors c/o the Corporate Secretary at MyDx, Inc., 6335 Ferris Square, Suite B, San Diego, California 92121. Our corporate secretary will forward stockholder communications to our board of directors prior to the board’s next regularly scheduled meeting following the receipt of the communication.

Code of Business Conduct and Ethics

Effective as of April 30, 2015, the Company adopted a Code of Business Conduct and Ethics that applies to, among other persons, our president or chief executive officer as well as the individuals performing the functions of our chief financial officer, corporate secretary and controller. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
●	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to regulatory agencies, including the Securities and Exchange Commission;
●	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
●	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our personnel be afforded full access to our president or chief executive officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our personnel are to be afforded full access to our board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or chief executive officer.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our president or chief executive officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by our president or chief executive officer, the incident must be reported to any member of our board of directors or use of a confidential and anonymous hotline phone number. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Business Conduct and Ethics by another. Our Code of Business Conduct and Ethics is available, free of charge, to any stockholder upon written request to our Corporate Secretary at MyDx, Inc., 6335 Ferris Square, San Diego, California 92121. A copy of our Code of Business Conduct and Ethics is also attached as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2015.

CORPORATE GOVERNANCE

Board Committees

Our board of directors has established an Audit Committee, a Nominating and Governance Committee, an Ethics Committee and a Compensation Committee. The Audit Committee reviews the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The Compensation Committee manages any stock option plan we may establish and review and recommend compensation arrangements for the officers. The Nominating and Governance committee assists our board of directors in fulfilling its oversight responsibilities and identify, select and evaluate our board of directors and committees. The Ethics Committee is responsible for overseeing compliance with the Company’s Code of Ethics.

As of the date of this report our sole director serves on each of the Board committees.

Leadership Structure

The chairman of our board of directors and chief executive officer positions are currently held by the same person. Our bylaws provide our board of directors with the flexibility to determine whether the two roles should be combined or separated based upon the Company’s needs. Our board of directors believes that having the same individual in the role of the chairman and the chief executive officer is the appropriate structure for the company at this time. Our board of directors believes the current leadership structure serves as an aid in the board of directors’ oversight of management and it provides the Company with an efficient governance structure.

Risk Management

The board of directors discharges its responsibilities, and assesses the information provided by the Company’s management and the independent auditor, in accordance with its business judgment. Management is responsible for the preparation, presentation, and integrity of the Company’s financial statements, and management is responsible for conducting business in an ethical and risk mitigating manner where decisions are undertaken with a culture of ownership. Our board of directors oversees management in their duty to manage the risk of our company and each of our subsidiaries. Our board of directors regularly reviews information provided by management as management works to manage risks in the business. Our board of directors has also established board committees to assist the full board of directors’ oversight by focusing on risks related to the particular area of concentration of the relevant committee. For example, the compensation committee oversees risks related to our executive compensation plans and arrangements, the audit committee oversees the financial reporting and control risks and the nominating and governance committee oversees risks associated with the independence of our board of directors and potential conflicts of interest. If a risk is of sufficient magnitude, a committee reports on the discussions of the applicable relevant risk to the full board of directors during the committee reports portion of the board of directors meetings. The full board of directors incorporates the insight provided by these reports into its overall risk management analysis.

Meetings

No director who served as a director during the past year of CDx attended fewer than 75% of the aggregate of the total number of meetings of the CDx board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned in each of the Company’s last two fiscal years ended December 31, 2014 and 2015 by: (i) its principal executive officer; and (ii) its most highly compensated executive officer other than the principal executive officer who was serving as an executive officer of CDx as of the end of the last completed fiscal year. The tables below include the compensation for the CDx named executive officers as of December 31, 2015.

Summary Compensation Table

The following table lists the summary compensation of the Company’s named executive officers for the prior two fiscal years (CDx was incorporated in 2013):

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	All other comp.	Total
Daniel R. Yazbeck (1)(2)	2015	$112,765	$45,000	$-	$-	$-	$157,765
Chief Executive Officer and	2014	$97,500	$-	$-	$40,000	$-	$137,500
Chief Financial Officer (3)

Samuel Sanzeri (4)	2015	$105,516	$-	$-	$275,000	$-	$380,516
President	2014	$101,250	$-	$-	$40,000	$2,250	$143,500

Thomas L. Gruber (5) (6)	2015	$99,261	$-	$-	$302,500	$-	$401,761
Chief Financial Officer,	2014	$70,000	$-	$-	$16,000	$1,875	$87,875
Chief Financial Officer and
Chief Operating Officer

Albert Hugo Martinez
Chief Executive Officer and	2015	$-	$-	$-	$-	$-	$-
Interim Chief Financial	2014	$-	$-	$-	$-	$-	$-
Officer (7)

(1)	In 2014, CDx, Inc. established its 2014 Equity Incentive Plan pursuant to which it is authorized to grant up to an aggregate of 6,200,000 options to purchase share of common stock. The Company assumed CDx's 2014 Equity Incentive Plan upon consummation of the Merger.
(2)	In July 2014, Mr. Yazbeck was granted an option to purchase 450,000 shares of CDx's common stock at $0.08 per share. The options subject to the grant began vesting as of December 1, 2013. 1/12th of the underlying shares vest each month thereafter.
(3)	Mr. Yazbeck was the Chief Executive Officer of the Company between April 30, 2015 and July 10, 2015; the Chief Innovation Officer of the Company between July 10, 2015 and September 29, 2015; the Interim Chief Executive Officer of the Company between August 6, 2015 and September 9, 2015; and has been the Chief Executive Officer and Chief Financial Officer of the Company since September 29, 2015.
(4)	In July 2014, Mr. Sanzeri was granted an option to purchase 500,000 shares of CDx's common stock at $0.08 per share. The options subject to the grant began vesting as of December 1, 2013. 1/24th of the underlying shares vest each month. In March 2015, Mr. Sanzeri was granted an option to purchase 500,000 shares of CDx' common stock at $0.55 per share. 1/24th of the underlying shares vest each month thereafter.
(5)	In July 2014, Mr. Gruber was granted an option to purchase 200,000 shares of CDx's common stock at $0.08 per share. The options subject to the grant began vesting as of June 21, 2014. 1/24th of the underlying shares vest each month thereafter. In March of 2015, Mr. Gruber was granted an option to purchase 550,000 shares of CDx's common stock at $0.55 per share. The options subject to grant began vesting as of January 1, 2015. 1/18th of the underlying shares vest each month thereafter.
(6)	Mr. Gruber was the Chief Executive Officer of the Company from July 10, 2015 until August 6, 2015. Mr. Gruber was the Chief Operating Officer of the Company from April 30, 2015 until August 5, 2015. Mr. Gruber was the Chief Financial Officer and Secretary of the Company from April 30, 2015 until September 1, 2015.
(7)	Mr. Martinez was the chief Executive Officer and Interim Chief Financial Officer of the Company from September 9, 2015 until September 23, 2015.

Agreements with Named Executive Officers

Daniel R. Yazbeck

On October 15, 2014, CDx, Inc. entered into a five year employment agreement with Daniel R. Yazbeck. The employment agreement provides that Mr. Yazbeck shall serve as the CDx Chief Executive Officer or such other title or position as may be designated from time to time by the CDx board of directors. The employment agreement can be terminated pursuant to written notification by either CDx or Mr. Yazbeck, which notification may occur at any time for any reason. Mr. Yazbeck’s initial base salary is $180,000 per year, subject to periodic review by the CDx board of directors and may be increased in the discretion of CDx.

Under the terms of the employment agreement, Mr. Yazbeck is also eligible to participate in all group term life insurance plans, group health plans, accidental death and dismemberment plans and short-term disability programs and other perquisites which are made available to the CDx executives and for which Mr. Yazbeck qualifies. Additionally, Mr. Yazbeck is entitled to be reimbursed for supplemental insurance products including life insurance at a cost of up to an additional $15,000 per year. CDx also provides a leased vehicle with operating expenses, not to exceed $800 per month, which CDx commenced paying in March 2015.

Under the terms of the employment agreement, should CDx terminate Mr. Yazbeck’s employment other than for cause during the first 5 years of the employment agreement, or should Mr. Yazbeck resign for good reason, CDx shall have no further obligation under the employment agreement, except that CDx will continue to pay Mr. Yazbeck’s base salary for a two year period, (less, if applicable, any long-term disability payments) and the Target Bonus (as defined below) for a one year period following termination of Mr. Yazbeck’s employment on the normal payroll dates, and in addition one hundred percent (100%) of Mr. Yazbeck’s then-outstanding unvested stock options shall immediately vest.

The employment agreement provides that for each fiscal year during the employment agreement, Mr. Yazbeck shall be eligible for an incentive bonus. For each full fiscal year of employment, Mr. Yazbeck shall be eligible for an incentive bonus of up to one hundred percent (100%) of his annual base salary and his performance objectives shall be set such that one hundred percent (100%) completion of his objectives shall entitle him to at least seventy-five percent (75%) of the bonus (the “Target Bonus”). During the first year of employment Mr. Yazbeck shall be eligible for the bonus plan as outlined in the employment agreement. After the first year, the bonus amount will be based on the following factors: (1) the financial performance of CDx as determined and measured by CDx’s board of directors, and (2) Mr. Yazbeck’s achievement of management targets and goals as set by CDx. The bonus amount is intended to reward contribution to CDx’s performance over an entire fiscal year, and on the basis of continuing, cumulative contribution, and consequently will be paid only if Mr. Yazbeck is employed and in good standing at the time of bonus payments, which will occur each quarter. CDx accrued a $45,000 bonus for Mr. Yazbeck in compliance with the terms of his target bonus milestones for completion of a working prototype. The bonus was paid in March 2015.

The foregoing is only a brief description of the material terms of the employment agreement, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in their entirety by reference to the employment agreement which is filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2015.

Outstanding Equity Awards at Fiscal Year End

The following table lists the outstanding equity awards held by the Company’s named executive officers at December 31, 2015:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS (1)						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercisable Price	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Shares or Units of Stock that have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested
Daniel Yazbeck (2)(3)	333,333	166,667	166,667	$0.08	7/11/2024	-	-	-	-

Thomas Gruber (4)	50,000	150,000	150,000	$0.08	7/11/2024	-	-	-	-
	366,667	183,333	183,333	$0.55	1/1/2025	-	-	-	-

Samuel Sanzeri (5)	261,833	229,167	229,167	$0.08	7/11/2024	-	-	-	-
	150,000	-	-	$0.55	1/1/2025	-	-	-	-

(1)	In 2014, CDx established its 2014 Equity Incentive Plan pursuant to which it is authorized to grant up to an aggregate of 6,200,000 options to purchase shares of common stock. The Company assumed CDx’s 2014 Equity Incentive Plan upon consummation of the Merger.
(2)	In July 2014, Mr. Yazbeck was granted an option to purchase 250,000 shares of CDx’s common stock at $0.08 per share. The options subject to the grant began vesting as of December 1, 2013. 1/12th of the underlying shares vest each month thereafter.
(3)	In July 2014, Mr. Yazbeck was granted an option to purchase 250,000 shares of CDx’s common stock at $0.08 per share. The options subject to the grant began vesting as of July 1, 2014. 1/24th of the underlying shares vest each month thereafter.
(4)	In July 2014, Mr. Gruber was granted an option to purchase 200,000 shares of CDx’s common stock at $0.08 per share. The options subject to the grant began vesting as of June 21, 2014. 1/24th of the underlying shares vest each month thereafter. In March 2015, Mr. Gruber was granted an option to purchase 550,000 shares of CDx’s common stock at $0.55 per share. The options subject to grant began vesting as of January 1, 2015. 1/18 th of the underlying shares vest each month thereafter. Mr. Gruber resigned as Chief Executive Officer as of September 1, 2015.
(5)	In July 2014, Mr. Sanzeri was granted an option to purchase 500,000 shares of CDx’s common stock at $0.08 per share. The options subject to the grant began vesting as of December 1, 2013. 1/24th of the underlying shares vest each month thereafter. In March 2015, Mr. Sanzeri was granted an option to purchase 500,000 shares of CDx’s common stock at $0.55 per share. The options subject to grant began vesting on January 1, 2015. 1/24 th of the underlying shares vest each month thereafter. Mr. Sanzeri was terminated as President on August 4, 2015.

Director Compensation

The following table lists the compensation of the Company’s directors, during the last fiscal year ended December 31, 2015:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Daniel Yazbeck	-	-	-	(2)(3)	-	-	-	-
Thomas Gruber	-	-	-	(4)	-	-	-	-
Stephen M. Katz	$500	-	$137,500	(5)	-	-	-	$138,000
Federico Pier	$500		$137,500	(6)	-	-	-	$138,000
George Jackoboice, Jr.	$500		$137,500	(7)	-	-	-	$138,000
Edward Roffman	$13,500		$137,500	(8)	-	-	-	$151,000
Michael J. Harris	$500		$137,500	(9)	-	-	-	$138,000

(1)	In 2014, CDx established its 2014 Equity Incentive Plan pursuant to which it is authorized to grant up to an aggregate of 6,200,000 options to purchase shares of common stock. The Company assumed CDx’s 2014 Equity Incentive Plan upon consummation of the Merger.
(2)	In July 2014, Mr. Yazbeck was granted an option to purchase 250,000 shares of CDx’s common stock at $0.08 per share. The options subject to the grant began vesting as of December 1, 2013. 1/12th of the underlying shares vest each month thereafter.
(3)	In July 2014, Mr. Yazbeck was granted an option to purchase 250,000 shares of CDx’s common stock at $0.08 per share. The options subject to the grant began vesting as of July 1, 2014. 1/24th of the underlying shares vest each month thereafter.
(4)	In July 2014, Mr. Gruber was granted an option to purchase 200,000 shares of CDx’s common stock at $0.08 per share. The options subject to the grant began vesting as of June 21, 2014. 1/24th of the underlying shares vest each month thereafter. In March 2015, Mr. Gruber was granted an option to purchase 550,000 shares of CDx’s common stock at $0.55 per share. The options subject to grant began vesting as of January 1, 2015. 1/18th of the underlying shares vest each month thereafter. Mr. Gruber resigned from the Board of Directors on August 6, 2015.
(5)	In July 2014, Mr. Katz was granted an option to purchase 50,000 shares of CDx’s common stock at $0.08 per share. The options subject to the grant began vesting as of July 1, 2014. 1/24th of the underlying shares vest each month thereafter. In March 2015, Mr. Katz was granted an option to purchase 250,000 shares of CDx’s common stock at $0.55 per share. The options subject to the grant began vesting on March 15, 2015. 1/24th of the underlying shares vest each month thereafter. Mr. Katz resigned from the Board of Director as of February 26, 2016.
(6)	In March 2015, Mr. Pier was granted an option to purchase 250,000 shares of CDx’s common stock at $0.55 per share. The options subject to the grant began vesting on March 27, 2015. 1/24th of the underlying shares vested each month thereafter. Mr. Pier resigned from the Board of Director as of February 23, 2016.
(7)	In March 2015, Mr. Jackoboice was granted an option to purchase 250,000 shares of CDx’s common stock at $0.55 per share. The options subject to the grant began vesting on March 27, 2015. 1/24th of the underlying shares vested each month thereafter. Mr. Jackoboice resigned from the Board of Director as of February 23, 2016.
(8)	In March 2015, Mr. Roffman was granted an option to purchase 250,000 shares of CDx’s common stock at $0.55 per share. The options subject to the grant began vesting on March 27, 2015. 1/24th of the underlying shares vested each month thereafter. Mr. Roffman resigned from the Board of Director as of September 29, 2015 and all 250,000 options have expired.
(9)	In March 2015, Mr. Harris was granted an option to purchase 250,000 shares of CDx’s common stock at $0.55 per share. The options subject to the grant began vesting on March 27, 2015. 1/24th of the underlying shares vested each month thereafter. Mr. Harris resigned from the Board of Director as of September 24, 2015 and all 250,000 options have expired.

Director Compensation Arrangements

Each of former directors Steve Katz, Federico Pier, George Jackoboice, Jr., Edward Roffman and Michael J. Harris were awarded options to purchase 250,000 shares in CDx’s common stock in March 2015.

Commencing as of April 30, 2015, the Company has agreed to pay each Board member $500 for each in person meeting and $250 for each telephonic meeting, and agreed to pay the Chairman of the Audit Committee a $25,000 per year stipend. Effective as of September 29, 2015, the Board determined that the entire Board would act in the capacity of each of the Compensation, Ethics, Nominating and Governance and Audit Committees. The Chairman of each Board committee is as follows: Federico Pier (Compensation Committee); Dr. Steven Katz (Ethics Committee); Daniel Yazbeck (Nominating and Governance Committee); and George Jackoboice, Jr. (Audit Committee).

We also reimburse all directors for any expenses incurred in attending directors’ meetings. We also provide officers and directors liability insurance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management

The following table  sets forth certain information with respect to the beneficial ownership of our common stock as of April 1, 2016 for:

●	each of our directors and nominees for director;
●	each of our named executive officers;
●	all of our current directors and executive officers as a group; and
●	each person, entity or group, who beneficially owned more than 5% of each of our classes of securities.

We have based our calculations of the percentage of beneficial ownership on 22,551,110 shares of our common stock. We have deemed shares of our common stock subject to stock options that are currently exercisable within 60 days of April 1, 2016 to be outstanding and to be beneficially owned by the person holding the stock option or restricted stock unit for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the mailing address of each beneficial owner is c/o MyDx, Inc., 6335 Ferris Square, Suite B, San Diego, California 92121. The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

Name	Position	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Daniel Yazbeck (1)	Chairman of the Board, Chief Executive Office, Principal Accounting Officer	10,031,678	44.48%

All Executives as a Group (1 person)		10,031,678	44.48%

(1)	Consists of 9,562,500 shares held by Mr. Yazbeck and YCIG, Inc. and 469,178 shares issuable upon the exercise of equity awards exercisable within 60 days of April 1, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following includes a summary of any transaction occurring since September 16, 2013 (inception) for CDx and since August 1, 2013 for the Company prior to the Merger, or any proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions:

CDx

None.

Company Prior to Merger

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

Review and Approval of Transactions with Related Persons

In reviewing and approving transactions with related persons, CDx’s board of directors considered all material factors in relation to such related person’s role in a proposed transaction, including, without limitation, the related person’s indirect or direct financial interest in the proposed transaction, other interests such related person may have in the proposed transaction, the terms and conditions of the proposed transaction, and whether such transaction is on an equivalent to arms-length basis. After reviewing and factoring all these considerations, CDx’s board of directors, and the disinterested directors, if applicable, determined whether to approve the proposed transaction with the respective related person. While CDx did not have any written polices with respect to review and approval of any such transactions with related persons, CDx’s believes the processes its board of directors has followed ensure the appropriateness of its entry into such transactions with related persons and that they were entered into on terms on an equivalent basis to an arms-length transaction.

Director Independence

Board of Directors

The Board, in the exercise of its reasonable business judgment, has determined that Mr. Yazbeck would not be considered an independent director pursuant to Nasdaq Stock Market Rule 5605(a)(2) and applicable SEC rules and regulations.

Potential Conflicts of Interest

Since we did not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees were performed by our directors. Thus, there was an inherent conflict of interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s independent registered public accounting firm, for the years ended December 31, 2015 and 2014:

	2015	2014
Burr Pilger Mayer, Inc.

Audit fees	$144,580	$39,264
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
	$144,580	$39,264

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements and reviews of our interim consolidated financial statements included in quarterly reports.

Tax Fees. Burr Pilger Mayer, Inc. did not provide us with professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

part iv

ITEM 15. EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of April 9, 2015, by and among the Company, CDX Merge, Inc. and CDx, Inc.(1)
3.1	Articles of Incorporation (6)
3.2	Amendment to Articles of Incorporation (2)
3.3	Bylaws (6)
5.1	Opinion of The Doney Law Firm(11)
10.1	Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc. (3)(4)
10.2	Patent Assignments, dated as of July 2, 2014, by and between CDx, Inc. and Richard Rouse.(4)
10.3	Employment Agreement, dated as of October 15, 2014, between CDx and Daniel Yazbeck (4)
10.4	Form of Series A Preferred Investor Rights Agreement, dated as of March 2014, by and among CDx and the investors party thereto. (4)
10.5	Form of Series B Preferred Stock and Warrant Purchase Agreement, dated as of October 2014, by and between CDx and the investors party thereto. (4)
10.6	Form of Registration Rights Agreement, dated as of October 2014, by and among CDx and the investors party thereto. (4)
10.7	Form of Series B Preferred Warrant (4)
10.8	2014 Equity Incentive Plan (4)
10.9	Office Lease dated April 1, 2015 (4)
10.10	Amendment No. 1 dated April 21, 2014 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.(3)(5)
10.11	Amendment No. 2 dated July 1, 2014 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.(3)(5)
10.12	Amendment No. 3 dated March 23, 2015 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.(3)(5)
10.13	Amendment No. 4 dated May 1, 2015 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.(5)
10.14	Amendment No. 5 dated May 5, 2015 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc. (3)(5)
10.15	Exclusive Patent Sublicense Agreement dated April 24, 2015 between CDx, Inc. and Next Dimension Technologies, Inc. (7)
10.16	Amended Amendment No. 4 dated May 19, 2015 to Joint Development Agreement, dated as of November 1, 2013, between CDx, Inc. and Next Dimension Technologies, Inc. (7)
10.17	Offer Letter with Mr. Martinez dated September 9, 2015 (8)
10.18	Supply Agreement dated April 24, 2015 between CDx, Inc. and Next Dimension Technologies, Inc . (3) (9)
10.19	Securities Purchase Agreement dated December 10, 2015 with between the Company and Kodiak Capital Group, LLC (10)
10.20	Convertible Promissory Note in the amount of $60,000 dated December 10, 2015 issued by the Company to Kodiak Capital Group, LLC (10)
10.21	Loan Agreement dated December 10, 2015 with YCIG, Inc. (10)
10.22	Securities Purchase Agreement dated December 21, 2015 between the Company and Adar Bays, LLC (12)

10.23	First Convertible Promissory Note in the amount of $110,000 dated December 21, 2015 issued by the Company to Adar Bays, LLC (12)
10.24	Second Convertible Promissory Note in the amount of $110,000 dated December 21, 2015 issued by the Company to Adar Bays, LLC (12)
10.25	Collateralized Secured Promissory Note in the amount of $100,000 dated December 21, 2015 issued by Adar Bays, LLC to the Company (12)
10.26	Securities Purchase Agreement dated December 21, 2015 between the Company and Union Capital, LLC (12)
10.27	First Convertible Promissory Note in the amount of $110,000 dated December 21, 2015 issued by the Company to Union Capital, LLC (12)
10.28	Second Convertible Promissory Note in the amount of $110,000 dated December 21, 2015 issued by the Company to Union Capital, LLC (12)
10.29	Collateralized Secured Promissory Note in the amount of $100,000 dated December 21, 2015 issued by Union Capital, LLC to the Company (12)
10.30	Equity Purchase Agreement dated February 2, 2016 with Kodiak Capital Group, LLC (13)
10.31	Registration Rights Agreement dated February 2, 2016 with Kodiak Capital Group, LLC (13)
10.32	Convertible Promissory Note in the principal amount of $50,000 dated February 2, 2016 with Kodiak Capital Group, LLC (13)
10.33	Securities Purchase Agreement dated February 26, 2016 with between the Company and Kodiak Capital Group, LLC(14)
10.34	Convertible Promissory Note in the amount of $60,000 dated February 26, 2016 issued by the Company to Kodiak Capital Group, LLC(14)
10.35	Securities Purchase Agreement dated March 15, 2016 between the Company and Auctus Fund, LLC(15)
10.36	Convertible Promissory Note in the principal amount of $55,750 dated March 15, 2016 issued by the Company to Auctus Fund, LLC(15)
10.37	MyDx Affiliate Program Agreement dated April 1, 2016 with Nanolux Technology, Inc.*(16)
14.1	Code of Ethics (4)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL).*

*	Filed herewith

(1)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 14, 2015.
(2)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 29, 2015.
(3)	The Company has requested confidential treatment for portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the Securities and Exchange Commission.
(4)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 5, 2015.
(5)	Incorporated by reference to the Company’s Form 8-K/A filed with the SEC on May 19, 2015.
(6)	Incorporated by reference to the Company’s Form S-1 filed with the SEC on October 15, 2013.
(7)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 26, 2015.
(8)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 14, 2015.
(9)	The Company has requested confidential treatment for portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the Securities and Exchange Commission.
(10)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 16, 2015.
(11)	Incorporated by reference to the Company’s Pre-Effective Amendment No. 2 to Form S-1/A filed with the SEC on December 23, 2015.
(12)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 24, 2015.
(13)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 9, 2016.
(14)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on February 29, 2016.
(15)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on March 18, 2016.
(16)	The Company has requested confidential treatment for portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MyDx, Inc.

Date: April 27, 2016	By:	/s/ Daniel R. Yazbeck
	Name:	Daniel R. Yazbeck
	Title:	Chief Executive Officer, Chairman of the Board and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel R. Yazbeck	Chief Executive Officer, Chief Financial Officer, and Director	April 27, 2016
Daniel R. Yazbeck	(Principal Executive Officer and Principal Financial Officer)

