Form 10-Q
period 2016-03-31
MyDx, Inc.
filed 2016-05-20
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares of common stock outstanding as of May 17, 2016 was 22,216,928

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MyDx, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS

Current assets:
Cash	$34,769	$143,680
Accounts receivable	25,123	10,702
Inventory	373,586	451,973
Prepaid expenses and other current assets	15,393	51,978
Total current assets	448,872	658,333
Property and equipment, net	211,718	233,064
Other assets	98,731	104,365
Total assets	$759,320	$995,762

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$601,482	$619,528
Customer deposits	2,206	9,467
Accrued liabilities	290,291	281,761
Current portion of leases payable	2,822	2,773
Due to related party	1,075	1,075
Convertible notes payable, current	159,739	50,574
Total current liabilities	1,057,616	965,178

Convertible note payable - Related Party	175,000	175,000
Convertible notes payable	202,763	200,274
Other long-term obligations	1,997	2,721
Total liabilities	1,437,375	1,343,173

Commitments and contingencies (Note 11)

Stockholders' deficit:
Common stock, $0.001 par value, 375,000,000 shares authorized; 22,216,928 and 22,081,928 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	22,217	22,081
Additional paid-in capital	9,741,802	9,528,072
Accumulated deficit	(10,442,074)	(9,897,564)
Total stockholders' deficit	(678,055)	(347,411)
Total liabilities and stockholders' deficit	$759,320	$995,762

See notes to condensed consolidated financial statements.

MyDx, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended March 31,
	2016	2015
Net revenues	$161,258	$-
Cost of goods sold	91,326	-
Gross profit	69,932	-
Operating Expenses
Research and development	95,207	768,328
Sales and marketing	145,293	394,634
General and administrative	354,312	660,997
Total operating expenses	594,812	1,823,959
Loss from operations	(524,880)	(1,823,959)
Interest expense, net	18,831	(293,806)
Loss before provision for income taxes	(543,710)	(2,117,765)
Provision for income taxes	800	800
Net loss	$(544,510)	$(2,118,565)

Basic and diluted loss per share	$(0.02)	$(0.20)
Weighted average shares used in computing net loss per share
Basic and diluted	22,182,752	10,656,742

See notes to condensed consolidated financial statements.

MyDx, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(544,510)	$(2,118,565)
Adjustments to reconcile net loss
Depreciation and amortization	21,346	7,426
Common stock issued in exchange for services	65,550	818,028
Stock based compensation	148,316	57,112
Interest expense related to amortization of debt issuance costs and debt discount	11,654	271,739
Changes in assets and liabilities:
Accounts receivable	(14,421)	(65,610)
Inventory	78,387	-
Prepaid expenses and other assets	42,219	-
Accounts payable and accrued liabilities	(16,728)	(211,602)
Long-term obligations	(725)	21,559
Net cash used in operating activities	(208,911)	(1,219,913)

Cash flows form investing activities:
Purchases of property & equipment	-	(7,677)
Net cash used in investing activities	-	(7,677)

Cash flows from financing activities
Proceeds from the issuance of convertible preferred stock, net of issuance costs	-	3,632,869
Proceeds from the issuance of convertible notes payable, net of issuance costs	100,000	-
Net cash provided by financing activities	100,000	3,632,869
Net (decrease) increase in cash	(108,911)	2,405,279
Cash, beginning of period	143,680	745,446
Cash, end of period	$34,769	$3,150,725

Supplemental cash flow information
Interest paid	$18,831	$-
Taxes paid	$800	$800
Noncash financing activity:
Conversion of convertible notes payable to preferred stock	$-	$2,070,072
Issuance of convertible note payable in exchange for website development costs	$-	$19,000
Conversion of convertible note payable and accrued interest to preferred stock	$-	$210,000
Fair value of preferred stock warrants issued with preferred stock	$-	$1,667,148

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

2.	Nature of Business

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

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

Our initial product utilizes the CannaDx sensor to allow consumers to analyze cannabis. Our product roadmap includes the future development and commercialization of sensors to allow consumers to analyze food (“OrganaDx”); water (“AquaDx”) and air (“AeroDx”). As of the date of this Quarterly Report we have not developed or commercialized the OrganaDx, AquaDx or AeroDx sensors. We would require substantial additional capital to be able to develop or commercialize OrganaDx, AquaDx or AeroDx.

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

3.	Going Concern

The Company had limited revenues during the three months ended March 31, 2016. The Company currently has limited working capital, and has not completed its efforts to establish a source of revenues sufficient to cover operating costs. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by early-stage companies. These risks include, but are not limited to, the uncertainty of availability of financing and the uncertainty of achieving future profitability. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise funds through the capital markets. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

We reported negative cash flow from operations for the year ended December 31, 2015 and for the three months ended March 31, 2016. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generates sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $34,769 will not be sufficient to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. The delays in our ability to ship products and generate revenues may have adversely affected our capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

4.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of the Company and its wholly owned subsidiary. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on April 27, 2016.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2016 and the Company’s results of operations for the three months ended March 31, 2016 and 2015 and its cash flows for the three months ended March 31, 2016 and 2015. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. All references to March 31, 2016 or to the three months ended March 31, 2016 and 2015 in the notes to condensed consolidated financial statements are unaudited.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2016 and December 31, 2015, the Company held no cash equivalents.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectibility of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of March 31, 2016, there was no allowance for doubtful accounts.

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

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

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

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

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

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses and general and administrative expenses as incurred. Advertising expenses, which are recorded in sales and marketing and general and administrative expenses, were $27,236 and zero for the three months ended March 31, 2016 and 2015, respectively.

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

For the three months ended March 31, 2016, options to purchase 4,338,050 shares of common stock and warrants to purchase 7,571,395 shares of common stock have been excluded from the calculation of net loss per share because the inclusion would be anti-dilutive. For the three months ended March 31, 2015, options to purchase 5,969,960 shares of common stock, 7,904,171 shares of convertible preferred stock, warrants to purchase 5,031,804 shares of Series B convertible preferred stock, and warrants to purchase 760,000 shares of common stock have been excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, (“ASU 2016-09”), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not expect the adoption of this standard will have a material effect on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, (“ASU 2016-02”), Leases (Topic 842). The amendments in this update require lessees to recognize a lease liability measured on a discounted basis and a right-of-use asset for all leases at the commencement date. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years,and is to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are evaluating the new guidelines to see if they will have a significant impact on our consolidated results of operation, financial condition or cash flows.

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

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

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

5.	Inventory

Inventory as of March 31, 2016 and December 31, 2015 is as follows:

	March 31,	December 31,
	2016	2015
Finished goods	$191,843	$270,230
Raw materials	181,743	181,743
	$373,586	$451,973

6.	Fair Value Measurements

The Company had no financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015. The Company had no financial liabilities measured at fair value on a recurring basis as of March 31, 2016.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

7.	Property and Equipment, net

	March 31,	December 31,
	2016	2015
Computer and test equipment	$206,499	$206,499
Website development costs	39,870	39,870
Furniture and fixtures	32,845	32,845
Software	10,791	10,791
Leasehold improvements	18,288	18,288
	308,293	308,293
	(96,575)	(75,229)
	$211,718	$233,064

Depreciation expense was $21,346 and $7,426 for the three months ended March 31, 2016 and 2015, respectively.

8.	Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2016 and December 31, 2015.

	March 31,	December 31,
	2016	2015
Deferred compensation to non-employees	$35,152	$146,327
Deferred compensation to an employee	84,262	51,210
Other	170,877	88,072
	$290,291	$285,609

9.	Debt

Convertible Notes

	March 31,	December 31,
	2016	2015
Convertible Notes - December 22, 2015	$190,000	$190,000
Convertible Note - December 10, 2015	90,000	90,000
Convertible Notes - February 8, 2016	60,000	-
Convertible Note - March 15, 2016	55,750	-
Less debt discount and debt issuance costs	(33,248)	(29,152)
Total	$362,502	$250,848
Less current portion of convertible note payable	159,739	50,574
Long-term convertible notes payable	202,763	200,274

The Company amortized debt discount and debt issuance costs of $5,905 and zero for the three month periods ended March 3, 2016 and 2015, respectively.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

On December 22, 2015, the Company completed a financing pursuant to a Securities Purchase Agreement with Adar Bays, LLC ("Adar Bays") providing for the issuance of two convertible promissory notes in the aggregate principal amount of $220,000, with the first note being in the amount of $110,000, and the second note being in the amount of $110,000 (the "Note" or "Notes"). The Notes contain a 10% original issue discount such that the purchase price of each Note is $100,000. The first Note was funded on December 22, 2015 and is due and payable on December 21, 2017. The second Note shall initially be paid for by the issuance of an offsetting $100,000 collateralized secured note issued by Adar Bays to the Company due and payable no later than August 21, 2016. The funding of the second Note is subject to certain conditions, and the Company may reject the closing of the second Note in its discretion. The Notes bear interest at the rate of 8% per annum and may be converted by Adar Bays at any time after the date which is six months of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Notes) calculated at the time of conversion. The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The Notes may be prepaid by the Company at any time prior to 180 days after the date of issuance of the Notes subject to the payment of prepayment penalties as described in the Notes. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2015. The issuance of the Notes was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Notes was an accredited investor. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and is being accreted over the term of the Note. For the three months ended March 31, 2016, the Company amortized a total of $1,245 of the debt issuance cost. As of March 31, 2016 and December 31, 2015, the Note had an outstanding balance of $101,382 and a remaining unamortized debt discount of $8,628.

On December 22, 2015, the Company completed a financing pursuant to a Securities Purchase Agreement with Union Capital, LLC ("Union Capital") providing for the purchase of two convertible promissory notes in the aggregate principal amount of $220,000, with the first note being in the amount of $110,000, and the second note being in the amount of $110,000 (the "Note" or "Notes"). The Notes contain a 10% original issue discount such that the purchase price of each Note is $100,000. The first Note was funded on December 22, 2015 and is due and payable on December 21, 2017. The second Note shall initially be paid for by the issuance of an offsetting $100,000 collateralized secured note issued by Union Capital to the Company due and payable no later than August 21, 2016. The funding of the second Note is subject to certain conditions and the Company may reject the closing of the second Note in its discretion. The Notes bear interest at the rate of 8% per annum; are due and payable on December 21, 2017; and may be converted by Union Capital at any time after the date which is six months of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Notes) calculated at the time of conversion. The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The Notes may be prepaid by the Company at any time prior to 180 days after the date of issuance of the Notes subject to the payment of prepayment penalties as described in the Notes. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2015. The issuance of the Notes was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Notes was an accredited investor. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and will be accreted over the term of the Note. For the three months ended March 31, 2016, the Company amortized a total of $1,245 of the debt issuance cost. As of March 31, 2016, the Note had an outstanding balance of $101,382 and a remaining unamortized debt discount of $8,628.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

On December 10, 2015, the Company entered into a Securities Purchase Agreement (the "SPA") and Convertible Promissory Note in the original principal amount of $60,000 (the "Note") with Kodiak Capital Group, LLC ("Kodiak") pursuant to which Kodiak funded $50,000 to the Company after the deduction of a $10,000 original issue discount. The Note bears interest at the rate of 12% and must be repaid on or before December 20, 2016. The Note may be prepaid by the Company at any time without penalty prior to the date which is 180 days after the date of issuance of the Note. The Note may be converted by Kodiak at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the Note). The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The SPA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the SPA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2015. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and will be accreted over the term of the Note. For the three months ended March 31, 2016, the Company amortized a total of $2,486 of the debt issuance cost. As of March 31, 2016, the Note had an outstanding balance of $53,060 and a remaining unamortized debt discount of $6,340.

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

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

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

The EPA, RRA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the EPA, RRA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2016. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and will be accreted over the term of the Note. For the three months ended March 31, 2016, the Company amortized a total of $929 of the debt issuance cost. As of March 31, 2016, the Note had an outstanding balance of $50,929 and a remaining unamortized debt discount of $9,071.

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

On March 15, 2016, the Company entered into Securities Purchase Agreement (the “SPA”) and Convertible Promissory Note in the original principal amount of $55,750 (the “Note”) with Auctus Fund, LLC (“Auctus”) pursuant to which Auctus funded $50,000 to the Company after the deduction of $5,750 of diligence and legal fees. The Note bears interest at the rate of 10% and must be repaid on or before December 15, 2016. The Note may be prepaid by the Company at any time prior to the date which is 180 days after the date of issuance of the Note in an amount equal to 110% of the amount outstanding. The Note may be converted by Auctus at any time into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the Note). The SPA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the SPA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2016. The Company recorded the cost of the due diligence and legal fees of $5,750 as financing fees.

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

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

Note Payable – Related Party

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

YCIG advanced the Company funds under the loan agreement as follows:

September 29, 2015	$25,000
October 30, 2015	$25,000
November 4, 2015	$25,000
November 13, 2015	$25,000
November 20, 2015	$25,000
December 1, 2015	$25,000
December 2, 2015	$25,000

10.	Stockholders’ Deficit

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

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

During the three months ended March 31, 2016, the Company issued 135,000 shares of common stock in exchange for services at a fair value of $65,550.

Common Stock Warrants

During the three months ended March 31, 2016, the Company did not issue any warrants to purchase shares of common stock. During the three months ended March 31, 2015, the Company agreed to issue warrants to purchase 17,136 shares of common stock. No common stock warrants have been exercised or have expired and warrants to purchase 7,571,395 shares of common stock were outstanding as of March 31, 2016.

Preferred Stock

As part of the Merger Agreement, all shares of the Series A and Series B convertible preferred stock converted to common stock, pursuant to the conversion rights.

2015 Equity Incentive Plan

In connection with the Merger on April 30, 2015, the Company adopted the MyDx, Inc. 2015 Equity Incentive Plan (the “2015 Plan”), and to date, has reserved 6,200,000 shares of common stock for issuance under the 2015 Plan. Under the 2015 Plan, employees, directors or consultants may be granted nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to purchase shares of MyDx’s common stock. Only employees are eligible to receive incentive stock options (“ISO”) to purchase common stock. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. The options generally expire ten years from the date of grant. ISOs granted to a participant who, at the time the ISO is granted, has more than 10% of the voting power between all classes of stock, will expire five years from the date of grant. Options vest at various rates ranging from immediately to three years. As of March 31, 2016, options to purchase 1,573,755 shares were available under the 2015 Plan for issuance.

A summary of the Company’s stock option plan for the three months ended March 31, 2016 was as follows:

	Shares	Weighted Averaged Exercise Price
Outstanding as of January 1, 2016	4,626,245	$0.39
Granted	125,000	$0.57
Exercised	-	$-
Forfeited or cancelled	413,195	$0.55
Outstanding as of March 31, 2016	4,338,050	$0.38
Options vested and exercisable as of March 31, 2016	3,250,481	$0.43
Options vested and expected to vest	4,338,050	$0.38

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

Information regarding options outstanding and vested and exercisable as of March 31, 2016 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$0.08	1,772,251	8.5	$0.08	1,686,695	$0.08
$0.55	2,000,935	9.1	$0.55	1,343,714	$0.55
$2.36	25,000	9.4	$2.36	9,375	$2.36
$0.71	414,864		$0.71	206,531	$2.36
$0.57	125,000	10.0	$0.57	4,167	$2.36
	4,338,050	9.2	$0.38	3,250,481	$0.43

Total employee stock-based compensation expense recognized by the Company for the three months ended March 31, 2016 and 2015 was $21,758 and $31,766, respectively. No tax benefits were recognized in the three months ended March 31, 2015 and 2016.

Total unrecognized compensation expense from employee stock options as of March 31, 2016 was $263,453 and will be recognized over a weighted average recognition period of 1.3 years.

For the three months ended March 31, 2016, the Company granted options to non-employees to purchase 125,000 shares of common stock at an exercise price of $0.57 per share as compared to 265,500 shares of common stock at an exercise price of $0.55 per share for the three months ended March 31, 2015. Stock-based compensation expense related to stock options granted to non-employees was $126,558 for the three ended March 31, 2016 and $25,346 for the three months ended March 31, 2015. The Company believes the fair value of the stock options is more reliably measurable than the fair value of the consulting services received. The fair value of the stock options granted is calculated at each reporting date.

Additional Stock Plan Information

The Company’s fair value calculations for stock-based awards under the 2015 Plan were made using the Black-Scholes option pricing model with the weighted-average assumptions set forth in the following table. Volatility is based on historical volatility rates obtained for certain public companies that operate in the same or related businesses as that of the Company since there is no market for or historical volatility data for the Company’s common stock. The risk-free interest rate is determined by using a U.S. Treasury rate for them any uses a simplified method for “plain vanilla” share options in determining the expected term of an employee share option as its equity shares are not publicly traded.

The following assumptions were used in the estimated grant date fair value calculations for options granted to employees and consultants during the three ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Dividend yield	0.0%	0.0%
Volatility	50.0%	50.0%
Average risk-free rate	1.04% - 1.91%	1.50% - 1.70%
Expected term, in years	5.00 - 5.77	5.00 - 5.80

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

The weighted-average grant date fair value for stock options granted during the three months ended March 31, 2016 and 2015 was $0.27 and $0.26 per share, respectively.

11.	Commitments and Contingencies

On April 1, 2015, the Company signed a 31 month lease for approximately 6,200 square feet of office and laboratory space at 6335 Ferris Square, Suite B, San Diego, California. The facility includes approximately 1,500 square feet of laboratory space. Commencement date of the lease is May 1, 2015. Total net rent under this lease is $247,000 and expires on November 30, 2017.

The annual minimum lease payments under non-cancellable operating leases, including common area maintenance and amortization of leasehold improvements that have an initial or remaining term in excess of one year at March 31, 2016 are due as follows:

2016	$97,489
2017	121,197
Total minimum lease payments	$218,687

Rent expense for the three months ended March 31, 2016 and 2015 was $32,073 and $25,529, respectively.

Distribution and License Agreement and Joint Development Agreements

The Company entered into a Distribution and License Agreement with a third-party for the purpose of developing a sensor array to be used in the Company’s product. The Distribution and License Agreement has an initial term of ten years, but can be terminated earlier if the project does not meet the specifications of the Company. The Company will obtain exclusive rights to sell and distribute once a successful sensor prototype is developed. In exchange for a functional prototype, the Company will pay the third-party a 7% royalty on net sales. During the three months ended March 31, 2016 and 2015, the Company incurred did not incur any development costs related to the Distribution and License Agreement.

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

The Agreement also provides that any arising intellectual property rights other than those covered above shall belong to the Company. To the extent that it is necessary to do so to enable the Company to use and exploit its respective arising intellectual property rights, the Joint Developer grants the Company a perpetual, irrevocable, exclusive, and royalty free license (including the right to assign the license and to grant sub-licenses) to use and exploit the Joint Developer’s arising intellectual property rights in the field. Under the terms of the Agreement, either party may cancel the Agreement as the specific tasks provided for in the Agreement have been completed or for causes specifically provided for in the Agreement. During the years ended December 31, 2015 and 2014, the Company paid the Joint Developer $200,000 and $227,500 for development costs, respectively.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

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

12.	Subsequent Events

On May 6, 2016, the Company entered into Securities Purchase Agreement (the “SPA”) and Convertible Promissory Note in the original principal amount of $55,750 (the “Note”) with Auctus Fund, LLC (“Auctus”) pursuant to which Auctus funded $50,000 to the Company after the deduction of $5,750 of diligence and legal fees. The Note bears interest at the rate of 10% and must be repaid on or before February 6, 2017. The Note may be prepaid by the Company at any time prior to the date which is 180 days after the date of issuance of the Note in an amount equal to 110% of the amount outstanding. The Note may be converted by Auctus at any time into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the Note). The SPA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the SPA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2016.

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

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

On May 10, 2016, the Company entered into Securities Purchase Agreement (the “SPA”) and Convertible Promissory Note in the original principal amount of $50,000 (the “Note”) with Crown Bridge Partners, LLC (“Crown”) pursuant to which Crown funded $43,000 to the Company after the deduction of a $5,000 OID and $2,000 for legal fees. The Note bears interest at the rate of 8% and must be repaid on or before May 10, 2017. The Note may be prepaid by the Company at any time prior to the date which is 180 days after the date of issuance of the Note at a premium to the amount outstanding at the time of prepayment (as determined in the Note). The Note may be converted by Crown at any time after the six (6) month anniversary of the Note into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the Note). The SPA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the SPA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2016.

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

On May 11, 2016 (the “Dismissal Date”), the Board of Directors of the Company determined to dismiss BPM as its independent registered public accounting firm.

The report of BPM on the consolidated financial statements of the Company for the fiscal years ended December 31, 2015 and 2014 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except a going concern qualification on the Company’s consolidated financial statements for the fiscal years ended December 31, 2015 and 2014.

During the Company’s two most recent fiscal years, the subsequent interim periods thereto, and through the Dismissal Date, there were no disagreements (as defined in Item 304 of Regulation S-K) with BPM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BPM, would have caused it to make reference in connection with its opinion to the subject matter of the disagreement.  Further, during the Company’s two most recent fiscal years, the subsequent interim periods thereto, and through the Dismissal Date, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K)., except for the material weaknesses described below.

In connection with the audit of the Company’s 2015 consolidated financial statements, BPM identified material weaknesses in our internal control over financial reporting due to: i) the Company not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge and experience in the application of accounting for warrants to purchase common and preferred stock issued in connection with convertible notes payable and convertible preferred stock and accounting for non-employee stock options, ii) insufficient segregation of duties within the accounting function with respect to the review and approval of the underlying accounting records, iii) the inability to close the Company’s books and timely issue financial statements, and iv) inadequate management oversight resulting from the departure of all independent non-employee Board of Directors members in February 2016.

In connection with the audit of the Company’s 2014 financial statements, BPM identified a material weakness in our internal control over financial reporting due to the Company not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge and experience in the application of accounting for warrants to purchase common and preferred stock issued in connection with convertible notes payable and convertible preferred stock and accounting for non-employee stock options.

(b)	Engagement of Anton & Chia, LLP (“Anton & Chia”)

On May 11, 2016 (the “Engagement Date”), the Company’s Board of Directors approved the appointment of Anton & Chia as the Company’s independent registered public accounting firm. During the Company’s two most recent fiscal years, the subsequent interim periods thereto, and through the Engagement Date, neither the Company nor anyone on its behalf consulted Anton & Chia regarding either (1) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, MyDx’s audited annual financial statements and the related notes thereto as filed with the Securities and Exchange Commission (“SEC”) on April 27, 2016. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Forward-Looking Statements” in this quarterly report. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the disclosure under the heading “Risk Factors” elsewhere in this quarterly report.

The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of MyDx. MyDx’s financial statements for the three months ended March 31, 2016 and the audited results of operations of MyDx for the period ended December 31, 2015.

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

For the Period Ended March 31, 2016

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

Plan of Operations

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net losses of $544,510 and $2,118,565, respectively, for the three month periods ended March 31, 2016 and 2015, respectively, and had an accumulated deficit of $10,442,074 as of March 31, 2016.

We are aggressively pursuing plans to expand our distribution network and to continue our efforts to sell our products through our on-line store. Our overall objective is to increase our revenues to generate adequate operating income sufficient to cover our operating expenses going forward

Liquidity and Capital Resources

Our principal sources of cash have been proceeds from private placements of common and preferred stock, incurrence of debt and the sale of equity securities held as investments.

As of March 31, 2016, the Company had a working capital deficit of $608,744 with cash of $34,769. Our cash decreased by approximately $109,000 during the three months ended March 31, 2016.

Negative Operating Cash Flow

We reported negative cash flow from operations for the three months ended March 31, 2016 and for the year ended December 31, 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generate sufficient revenues to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of approximately $35,000 will not be sufficient to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

Revenue

For the three months ended March 31, 2016 and 2015, the Company had net revenue of $161,258 and zero, respectively. For the period ended March 31, 2015, the Company was in the research and development stage.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the three months ended March 31, 2016 was 43.4%.

Our gross profit percentage reflects sales promotions of approximately 2% which caused our gross profit percentage to be lower than expected. Excluding returns and allowances and discounts, our gross profit percentage was approximately 49%. Going forward, we expect our normal gross profit margin to exceed 50%.

Operating Expenses

For the three months ended March 31, 2016, the Company incurred operating expenses in the amount of $594,812 compared to $1,823,959 for the three months ended March 31, 2015. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses.

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the three months ended March 31, 2016, the Company expended approximately $95,000 for various research and development projects for hardware, database, software and sensor development as compared to approximately $768,000 for the three months ended March 31, 2015. The decrease of approximately $673,000 resulted primarily from decreases of approximately $265,000 in hardware product development samples and materials; $189,000 in salaries, wages and benefits;$97,000 in stock-based compensation; $65,000 in sensor license fees; $38,000 in independent contractors; $17,000 in licenses and permits; $14,000 in travel and entertainment expenses; $9,000 in freight costs; $2,000 in purchases of non-capital equipment and software; and, $1,000 in repairs and maintenance. These decreases were partially offset by increases of approximately $13,000 in internet support costs and $11,000 in depreciation expense.

Sales and marketing expenses consist primarily of salaries, wages and benefits, consulting fees for third-party services and general marketing expenses. For the three months ended March 31, 2016, the Company expended approximately $145,000 as compared to approximately $395,000 for the three months ended March 31, 2015. The decrease of approximately $312,000 resulted primarily from decreases of approximately $191,000 in stock-based compensation; $12,000 in supplies and miscellaneous expenses; $8,000 in travel and entertainment expenses; $4,000 in rent and facilities costs; $3,000 in amortization expenses; and $2,000 in website maintenance. These decreases were partially offset by increases of approximately $27,000 in advertising costs; $6,000 in independent contractors; $5,000 in sales samples; $4,000 in trade show expenses; and $1,000 in telephone and communications expenses.

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses. For the three months ended March 31, 2016, the Company expended approximately $354,000 as compared to approximately $661,000 for the three months ended March 31, 2015. The decrease of approximately $312,000 resulted primarily from decreases of approximately $135,000 in salaries, wages and benefits; $97,000 in independent contractors; $73,000 in organization expenses related to the merger; $31,000 in legal fees; $29,000 in travel and entertainment; $25,000 in stock-based compensation; $6,000 in payroll processing fees; and $2,000 in losses on disposal of assets. These decreases were partially offset by increases of approximately $33,000 in insurance premiums; $15,000 in accounting fees; $13,000 in rent and facilities costs; $10,000 in public company expenses; $5,000 in financing fees; $4,000 in bank and credit card processing fees; $3,000 in depreciation and amortization expense; $2,000 in supplies and miscellaneous expenses; $2,000 in other professional fees; $2,000 in dues and subscriptions; $1,000 in postage and mailing expenses; and $1,000 in telephone and other communication expenses.

Interest Expense

Interest expense totaled approximately $19,000 and $294,000 for the three months ended March 31, 2016 and 2015, respectively. The decrease of approximately $274,000 resulted primarily from the decrease of $293,000 in interest expense related to amortization of debt issuance costs for the three months ended March 31, 2015 which was offset by the $19,000 in interest expense related to the convertible notes payable outstanding during the three months ended March 31, 2016

Operating Activities

During the three months ended March 31, 2016, cash used in operations was approximately $209,000 which was primarily the result of a net loss of approximately $545,000, increases of approximately $14,000 in accounts receivable; and decreases of approximately $17,000 in accounts payable and accrued liabilities and $1,000 in long-term obligations which were partially offset by decreases of $78,000 in inventory levels; a decrease of $42,000 in prepaid expenses and other assets; and, non-cash adjustments to net loss of approximately $148,000 in stock-based compensation; $65,000 in expense related to the issuance of common stock in exchange for services; $21,000 in depreciation expense; and, $12,000 in interest expense related to amortization of debt issuance costs. During the three months ended March 31, 2015, cash used in operations was approximately $1,220,000 which was primarily the result of a net loss of approximately $2,119,000, increases of approximately $212,000 in accounts payable and accrued liabilities and $66,000 in prepaid expenses all of which were partially offset by increases $22,000 in customer deposits and non-cash adjustments to net loss of $818,000 in stock issued in exchange for services; $272,000 in amortization of debt issuance costs and debt discount; $57,000 in compensation stock-based compensation; and, $7,000 in depreciation and amortization.

Investing Activities

For the three months ended March 31, 2016 and 2015 cash used in investing activities totaled zero and $7,000, respectively, which resulted from purchases of equipment for the three months ended March 31, 2015.

Financing Activities

For the three months ended March 31, 2016, financing activities provided cash of approximately $100,000 which resulted from the issuance of Convertible Notes Payable of $100,000. For the three months ended March 31, 2015, financing activities provided approximately $3,663,000 which was the net proceeds from the issuance of convertible preferred stock.

Sources of Liquidity and Capital

Since its inception, capital raised by the Company has been used primarily for the Company’s research and development efforts and to support its operations. As of March 31, 2016, the Company had remaining cash of approximately $35,000 with a net working capital deficit of approximately $609,000. As a result of the Company’s significant operating expenditures and the lack of significant product sales revenue, we expect to incur losses from operations for the near future and will be required to seek additional capital to sustain our operations.

We reported negative cash flow from operations for the year ended December 31, 2015 and for the three months ended March 31, 2016. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generate sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $34,769 will not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

There have not been any material changes to our exposures to market risk during the three months ended March 31, 2016 that would require an update to the relevant disclosures provided in our 2015 Annual Report on Form 10-K filed with the SEC on April 27, 2016.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of March 31, 2016, due to the fact that management has not fully remediated the material weakness described in our Current Report on Form 10-K filed with the Securities and Exchange Commission on April 27, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the year ended December 31, 2015, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting due to the Company not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge and experience in the application of accounting for warrants to purchase common and preferred stock issued in connection with convertible notes payable and convertible preferred stock and accounting for non-employee stock options. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. If the Company does not address the material weaknesses, we may not be able to manage our business as effectively as would be possible with an effective control system in place.

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

Item 1A. RISK FACTORS

Investing in our common stock involves risk. Before making an investment in our common stock, you should carefully consider the risks described below, together with the other information included in this Quarterly Report and all other reports the Registrant has filed with the SEC and the risks we have highlighted in other sections of this Quarterly Report. The risks described below are those which we believe are the material risks we face. Any of the risks described below could significantly and adversely affect our business, prospects, financial condition and results of operations. As a result, the trading price of our common stock could decline and you may lose part or all of your investment. Additional risks and uncertainties not presently known to us or not currently believed by us to be immaterial may also impact us. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

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

We incurred a net loss of approximately $545,000 for the three months ended March 31, 2016, $6,367,000 for the year ended December 31, 2015 and have a cumulative net loss of approximately $10,442,000 from September 16, 2013 (date of inception) to March 31, 2016.

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

Negative Operating Cash Flow

We reported negative cash flow from operations of approximately $209,000 for the three months ended March 31, 2016 and approximately $4,466,000 for the year ended December 31, 2015. It is anticipated that we will continue to report negative operating cash flow in future periods until we are able increase our product sales volumes. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

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

MyDx commenced operations in January 2014. Therefore, there is limited historical financial information upon which to base an evaluation of our performance and future prospects. Due to our lack of operating history, our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in the early-stage of operations, including, without limitation, the following:

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

Our cash balance as of March 31, 2016 is approximately $35,000. We do not have adequate funds to fully develop our business, and we need other capital investment to fully implement our business plans. Our current estimate of additional funds required is $2,000,000. We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of ownership interests of our present stockholders. We expect to need to issue a substantial number of shares of common stock or other securities convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, raising additional capital in the future to fund our operations, and other business purposes. We expect to authorize an additional three million shares of common stock for issuance under the 2015 Equity Incentive Plan in connection with the Merger, and plan to issue equity awards to management and employees under the 2015 Equity Incentive Plan. Additional shares of common stock issued by us in the future will dilute an investor’s investment in the Company.

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

We incurred a net loss of approximately $545,000 for the three months ended March 31, 2016, $6,367,000 for the year ended December 31, 2015, and have a cumulative net loss of approximately $10,442,000 from September 16, 2013 (date of inception) to March 31, 2016.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Description of Exhibit
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MyDx, Inc.

Date: May 19, 2016	By:	/s/ Daniel R. Yazbeck
	Name:	Daniel R. Yazbeck
	Title:	Chief Executive Officer, Chairman of the Board and Chief Financial Officer

