Form 10-Q
period 2016-06-30
MyDx, Inc.
filed 2016-08-15
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares of common stock outstanding as of August 12, 2016 was 23,980,681.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MyDx, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2016	2015
ASSETS

Current assets:
Cash	$190,369	$143,680
Accounts receivable	11,067	10,702
Inventory	380,906	451,973
Prepaid expenses and other current assets	15,809	51,978
Total current assets	598,151	658,333
Property and equipment, net	190,372	233,064
Other assets	96,231	104,365
Total assets	$884,754	$995,762

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Asset based loans	$271,370	$-
Accounts payable	1,009,526	619,528
Customer deposits	6,380	9,467
Accrued liabilities	283,641	281,761
Current portion of leases payable	2,873	2,773
Due to related party	1,075	1,075
Convertible notes payable, current	210,795	50,574
Total current liabilities	1,785,660	965,178

Convertible note payable - Related Party	125,000	175,000
Convertible notes payable	244,507	200,274
Other long-term obligations	22,878	2,721
Total liabilities	2,178,045	1,343,173

Commitments and contingencies (Note 11)

Stockholders' deficit:
Common stock, $0.001 par value, 375,000,000 shares authorized; 23,543,834 and 22,081,928 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	23,544	22,081
Additional paid-in capital	10,061,905	9,528,072
Accumulated deficit	(11,378,740)	(9,897,564)
Total stockholders' deficit	(1,293,291)	(347,411)
Total liabilities and stockholders' deficit	$884,754	$995,762

See notes to condensed consolidated financial statements.

MyDx, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	for the three months ended June 30,		for the six months ended June 30,
	2016	2015	2016	2015
Net Revenues	$279,382	$-	$440,640	$-
Cost of goods sold	114,363	-	205,689	-
Gross profit	165,019	-	234,951	-
Operating Expenses
Research and development	145,885	585,084	241,092	1,353,414
Sales and marketing	58,319	278,019	203,612	672,653
General and administrative	785,945	1,238,056	1,140,258	1,899,053
Total operating expenses	990,149	2,101,159	1,584,962	3,925,120
Loss from operations	(825,130)	(2,101,159)	(1,350,011)	(3,925,120)
Interest expense, net	36,550	743	55,380	441,761
Loss on settlement of debt	73,935	-	73,935	-
Loss before provision for income taxes	(935,615)	(2,101,902)	(1,479,326)	(4,366,881)
Provision for income taxes	1,050	-	1,850	800
Net loss	$(936,665)	$(2,101,902)	$(1,481,176)	$(4,367,681)

Basic and diluted loss per share	$(0.04)	$(0.20)	$(0.07)	$(0.41)
Weighted average shares used in computing net loss per share
Basic and diluted	22,647,732	10,689,072	22,415,242	10,683,955

See notes to condensed consolidated financial statements.

MyDx, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	for the six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,481,176)	$(4,367,680)
Adjustments to reconcile net loss
Depreciation and amortization	42,692	19,090
Common stock issued in exchange for services	253,061	1,339,219
Stock based compensation	208,301	271,003
Interest expense related to amortization of debt issuance costs and debt discount	13,845	418,950
Loss on settlement of debt	73,935	-
Changes in assets and liabilities:
Accounts receivable	(365)	-
Inventory	71,067	(500,804)
Prepaid expenses and other assets	44,303	(152,264)
Accounts payable and accrued liabilities	384,717	(84,960)
Customer deposits	4,174	12,415
Long-term portion leases payable	(1,473)	-
Long term portion of asset based loans	21,629
Net cash used in operating activities	(365,289)	(3,045,031)

Cash flows form investing activities:
Purchases of property & equipment	-	(175,801)
Net cash used in investing activities	-	(175,801)

Cash flows from financing activities
Proceeds from the issuance of convertible preferred stock, net of issuance costs	-	3,632,869
Proceeds from the issuance of convertible notes payable, net of issuance costs	190,608	-
Proceeds from issuance of asset based loans, net of issuance costs	271,370	-
Proceeds from issuance of common stock from exercise of stock options	-	2,667
Repayment of loans to officer	(50,000)	-
Net cash provided by financing activities	411,978	3,635,536
Net (decrease) increase in cash	46,689	414,704
Cash, beginning of period	143,680	745,446
Cash, end of period	$190,369	$1,160,150

Supplemental cash flow information
Interest paid	$9,385	$-
Taxes paid	$1,850	$800

Noncash financing activity:
Conversion of convertible notes payable to preferred stock	$-	$2,070,072
Fair value of preferred stock warrants issued with preferred stock	$-	$1,667,148
Reclassification of warrant liability to additional paid-in capital	$-	$1,943,672
Common stock assumed in connection with merger	$-	$1,991
Conversion of convertible preferred stock to common stock	$-	$7,904
Par value adjustment in connection with the merger	$-	$447,827

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

The Company’s wholly-owned subsidiary, CDx, Inc., was incorporated under the laws of the State of Delaware on September 16, 2013. We are a chemical detection and science and technology company. We have commercialized technology and devices which are intended to accurately measure chemicals of interest in solid, liquid, or gas samples. Our mission is to enable people to live a healthier life by revealing the purity of certain compounds they eat, drink and inhale in real time through a device they can hold in the palm of their hand. We believe that the broad application and ease of use of our technology puts us in an ideal position to provide consumers with a practical and affordable way to trust and verify what they are putting into their bodies without leaving the comfort of their homes.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

Our initial product utilizes the CannaDx sensor to allow consumers to analyze cannabis. Our product roadmap includes the future development and commercialization of sensors to allow consumers to analyze food (“OrganaDx”); water (“AquaDx”) and air (“AeroDx”). As of the date of this Quarterly Report we have not commercialized the OrganaDx, AquaDx or AeroDx sensors. We will require substantial additional capital to finalize development and commercialize OrganaDx, AquaDx or AeroDx.

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

The Company had limited revenues during the six months ended June 30, 2016. The Company currently has limited working capital, and has not completed its efforts to establish a source of revenues sufficient to cover operating costs. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by early-stage companies. These risks include, but are not limited to, the uncertainty of availability of financing and the uncertainty of achieving future profitability. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise funds through the capital markets. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

We reported negative cash flow from operations for the year ended December 31, 2015 and for the six months ended June 30, 2016. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generates sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $190,369 will not be sufficient to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. The delays in our ability to ship products and generate revenues may have adversely affected our capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

4.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of the Company and its wholly owned subsidiary. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on April 27, 2016 and Form 10-Q filed with the SEC on May 27, 2016.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2016 and the Company’s results of operations for the three and six months ended June 30, 2016 and 2015 and its cash flows for the six months ended June 30, 2016 and 2015. The results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. All references to June 30, 2016 or to the three and six months ended June 30, 2016 and 2015 in the notes to condensed consolidated financial statements are unaudited.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2016 and December 31, 2015, the Company held no cash equivalents.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of June 30, 2016, there was no allowance for doubtful accounts.

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

Convertible Debt

The Company records a discount to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized to noncash interest expense using the effective interest rate method over the term of the related debt through their date of maturity. If a security or instrument becomes convertible only upon the occurrence of a future event outside the control of the Company, or, is convertible from inception, but contains conversion terms that change upon the occurrence of a future event, then any contingent beneficial conversion feature is measured and recognized when the triggering event occurs and the contingency has been resolved.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses and general and administrative expenses as incurred. Advertising expenses, which are recorded in sales and marketing and general and administrative expenses, were $35,978 and $186 for the six months ended June 30, 2016 and 2015, respectively.

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

For the three and six months ended June 30, 2016, options to purchase 4,173,186 shares of common stock and warrants to purchase 7,571,395 shares of common stock have been excluded from the calculation of net loss per share because the inclusion would be anti-dilutive. For the six months ended June 30, 2015, options to purchase 5,967,186 shares of common stock, 7,904,171 shares of convertible preferred stock, warrants to purchase 5,031,804 shares of Series B convertible preferred stock, and warrants to purchase 760,000 shares of common stock have been excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

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

5.	Inventory

Inventory as of June 30, 2016 and December 31, 2015 is as follows:

	June 30,	December 31,
	2016	2015
Finished goods	$110,511	$270,230
Raw materials	270,395	181,743
	$380,906	$451,973

6.	Fair Value Measurements

The Company had no financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015. The Company had no financial liabilities measured at fair value on a recurring basis as of June 30, 2016.

7.	Property and Equipment, net

	June 30,	December 31,
	2016	2015
Computer and test equipment	$206,499	$206,499
Website development costs	39,870	39,870
Furniture and fixtures	32,845	32,845
Software	10,791	10,791
Leasehold improvements	18,288	18,288
	308,293	308,293
	(117,921)	(75,229)
	$190,372	$233,064

Depreciation expense was $42,692 and $19,090 for the six months ended June 30, 2016 and 2015, respectively.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

8.	Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2016 and December 31, 2015.

	June 30,	December 31,
	2016	2015
Deferred compensation to non-employees	$17,282	$146,327
Deferred compensation to an employee	117,262	51,210
Other	149,097	84,224
	$283,641	$281,761

9.	Debt

Asset Based Loans

On June 16, 2016, CDx, Inc. (the Company’s wholly owned subsidiary) entered into a Business Loan Agreement (the “Agreement”) with WebBank providing for the granting of a security interest in properties, assets and rights (the “Collateral”) as defined in the agreement. CDx, Inc. received net proceeds of $150,000. There were no loan origination or administrative fees related to the funding. The agreement has a maturity date that is 432 days after the effective date of the Agreement and requires equal weekly payments of $599.03 which includes a total finance fee of $34,500 over the life of the Agreement. The Agreement is personally guaranteed by an officer and majority shareholder of the Company.

On May 31, 2016, CDx, Inc. (the Company’s wholly owned subsidiary) entered into a Promissory Note and Security Agreement (the “Note”) with Windset Capital Corporation, whereby CDx, Inc. gives, grants and assigns a continuing security interest in all of CDx, Inc.’s business equipment, accounts receivable, intellectual property, rights, licenses, claims, assets and properties of any kind whatsoever, whether now owned or hereafter acquired, real, personal, tangible, intangible or of any nature or value, wherever located, together with all proceeds including insurance proceeds as defined in the Note. There was an origination fee of $200 related to the financing. CDx, Inc. received net proceeds of $74,800 from the funding. The Note has a maturity date that is 252 business days from the date of the Note and requires payments of $360.12 each business day, as defined in the Note, which includes a total finance fee of $15,750 over the life of the Note. The Note is personally guaranteed by an officer and majority shareholder of the Company.

On May 31, 2016, CDx, Inc. (the Company’s wholly owned subsidiary) entered into a Future Receivables Sale Agreement (the “Agreement”) with Swift Financial Corporation granting a security interest, as defined in the Agreement, in CDx, Inc.’s present and future accounts, receivables, chattel paper, deposit accounts, personal property, goods, assets and fixtures, general intangibles, instruments, equipment and inventory. There was an origination fee of $1,875 related to the financing. CDx, Inc. received net proceeds of $73,125 from the funding. The Agreement requires 48 equal weekly payments of $1,842.19 resulting in total repayment of $88,425 which includes a finance fee of $13,425. The total repayment amount can be reduced to $85,425 solely in the event CDx, Inc. pays this amount on or before October 3, 2016. The Agreement is personally guaranteed by an officer and majority shareholder of the Company.

Convertible Notes

	June 30,	December 31,
	2016	2015
Convertible Notes - December 22, 2015	$209,000	$190,000
Convertible Note - December 10, 2015	-	90,000
Convertible Notes - February 8, 2016	60,000	-
Convertible Note - March 15, 2016	55,750	-
Convertible Note -May 6, 2016	55,750
Convertible Note -May 10, 2016	50,000
Convertible Note -May 24, 2016	55,000
Less debt discount and debt issuance costs	(30,199)	(29,152)
Total	$455,301	$250,848
Less current portion of convertible notes payable	$210,795	$50,574
Long-term convertible notes payable	$244,506	$200,274

The Company amortized debt discount and debt issuance costs of $7,939 and $13,844 for the three and six month periods ended June 30, 2016, respectively.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

On May 24, 2016, MyDx, Inc. (the “Company”) entered into a Convertible Note (the “Note”) with Vista Capital Investments, LLC (“Vista”) in the Original Principal Amount of $275,000 (including a 10% Original Issue Discount (“OID”)). The Company and Vista agreed to an initial funding under the Note of $55,000, including an OID of $5,000 (“Initial Funding”). Future advances under the Note are at the sole discretion of Vista. The Company is only required to repay the amount funded, including the prorated portion of the OID. The note bears interest at the rate of 10% and must be repaid on or before May 24, 2018. The Note may be prepaid by the Company at any time prior to the date, which is 180 days after issuance of the Note at a premium to the amount outstanding at the time of prepayment (as determined in the Note). The Note may be converted by Vista at any time after the six (6) month anniversary of the Note into shares of Company common stock at a conversion price equal to 50 % of the market price (as determined in the Note). The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits, which are filed as an exhibit to this Current report.

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

The Note might be accelerated if an event of default occurs under the terms of the Note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rate under the Note in the event of such defaults. For the three months ended June, 2016, the Company amortized a total of $253, of the debt issuance cost. As of June 30, 2016, the Note had an outstanding balance of $50,253 and a remaining unamortized debt discount of $4,747.

On May 10, 2016, MyDx, Inc. (the “Company”) entered into Securities Purchase Agreement (the “SPA”) and Convertible Promissory Note in the original principal amount of $50,000 (the “Note”) with Crown Bridge Partners, LLC (“Crown”) pursuant to which Crown funded $43,000 to the Company after the deduction of a $5,000 OID and $2,000 for legal fees. The Note bears interest at the rate of 8% and must be repaid on or before May 10, 2017. The Note may be prepaid by the Company at any time prior to the date which is 180 days after the date of issuance of the Note at a premium to the amount outstanding at the time of prepayment (as determined in the Note). The Note may be converted by Crown at any time after the six (6) month anniversary of the Note into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the Note). The SPA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the SPA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Current Report.

The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor. For the three months ended June, 2016, the Company amortized a total of $685, of the debt issuance cost. As of June 30, 2016, the Note had an outstanding balance of $45,685 and a remaining unamortized debt discount of $4,315.

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

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

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

On December 22, 2015, the Company completed a financing pursuant to a Securities Purchase Agreement with Adar Bays, LLC ("Adar Bays") providing for the issuance of two convertible promissory notes in the aggregate principal amount of $220,000, with the first note being in the amount of $110,000, and the second note being in the amount of $110,000 (the "Note" or "Notes"). The Notes contain a 10% original issue discount such that the purchase price of each Note is $100,000. The first Note was funded on December 22, 2015 and is due and payable on December 21, 2017. The second Note shall initially be paid for by the issuance of an offsetting $100,000 collateralized secured note issued by Adar Bays to the Company due and payable no later than August 21, 2016. The funding of the second Note is subject to certain conditions, and the Company may reject the closing of the second Note in its discretion. The Notes bear interest at the rate of 8% per annum and may be converted by Adar Bays at any time after the date which is six months of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Notes) calculated at the time of conversion. The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The Notes may be prepaid by the Company at any time prior to 180 days after the date of issuance of the Notes subject to the payment of prepayment penalties as described in the Notes. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2015. The issuance of the Notes was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Notes was an accredited investor. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and is being accreted over the term of the Note. For the three and six months ended June, 2016, the Company amortized a total of $1,245 and $2,490, respectively, of the debt issuance cost. As of June 30, 2016 and December 31, 2015, the Note had outstanding balances of $102,627 and $101,137, respectively, and remaining unamortized debt discount of $7,373 and $9,863, respectively. As of June 30, 2016 the remaining unamortized note extension premium is $44,000.

On June 23, 2016, MyDx, Inc. (the “Company”) and Adar Bays, LLC (“Adar Bays”) agreed to amend the Company’s 8% Convertible Promissory Note in the principal amount of $110,000 (the “Adar Bays Amendment”), issued pursuant to that certain Securities Purchase Agreement, dated December 21, 2015, entered into by and between the Company and Adar Bays, as previously disclosed in a Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 24, 2015.

Pursuant to the Adar Bays Amendment, the Company agreed to redeem the note by paying 140% of the principal amount plus accrued but unpaid interests to Adar Bays, for a total redemption amount of $158,424.44, pursuant to the payment schedule set forth in the Adar Bays Amendment. In addition, the Company paid 5% of the original principal amount to Adar Bays as consideration for entering into the amendment.

Adar Bays agrees not to convert the note unless the Company defaults on the payment of the redemption amount and such default is not cured within fifteen (15) business days. If the Company defaults on the redemption payment and such default is not cured as mentioned above, then the amendment shall be deemed null and void and of no further force or effect. In such event, the allocated payment made by the Company shall be applied pursuant to the payment schedule set forth in the Adar Bays Amendment.

On July 29, 2016, the Company and Adar Bays agreed to terminate the standstill portion of the Adar Bays Amendment pertaining to the standstill conversion rights and Adar Bays shall be free to convert the Note without any limitations, except as required by law. All other terms and conditions of the Note and the Adar Bays Amendment shall remain in full force and effect.

On August 3, 2016 Adar Bays sent a Notice of Conversion to the Company electing to convert $7,000 of the Note into shares of the Company’s commons stock. The conversion price was based on a 40% discount on the 2 day average bid price of the Company’s common stock as quoted on the OTCQB. The Company authorized the issuance of 88,923 shares of its common stock in satisfaction of the notice of conversion.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

On December 22, 2015, the Company completed a financing pursuant to a Securities Purchase Agreement with Union Capital, LLC ("Union Capital") providing for the purchase of two convertible promissory notes in the aggregate principal amount of $220,000, with the first note being in the amount of $110,000, and the second note being in the amount of $110,000 (the "Note" or "Notes"). The Notes contain a 10% original issue discount such that the purchase price of each Note is $100,000. The first Note was funded on December 22, 2015 and is due and payable on December 21, 2017. The second Note shall initially be paid for by the issuance of an offsetting $100,000 collateralized secured note issued by Union Capital to the Company due and payable no later than August 21, 2016. The funding of the second Note is subject to certain conditions and the Company may reject the closing of the second Note in its discretion. The Notes bear interest at the rate of 8% per annum; are due and payable on December 21, 2017; and may be converted by Union Capital at any time after the date which is six months of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Notes) calculated at the time of conversion. The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The Notes may be prepaid by the Company at any time prior to 180 days after the date of issuance of the Notes subject to the payment of prepayment penalties as described in the Notes. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2015. The issuance of the Notes was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Notes was an accredited investor. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and will be accreted over the term of the Note. For the three and six months ended June 30, 2016, the Company amortized a total of $1,245 and $2,490, respectively of the debt issuance cost. As of June 30, 2016 and December 31, 2015, the Note had outstanding balances of $102,627 and $101,137, respectively, and remaining unamortized debt discount of $7,373 and $9,863, respectively. As of June 30, 2016 the remaining unamortized note extension premium is $44,000.

On June 27, 2016, the Company and Union Capital, LLC (“Union Capital”) agreed to amend the Company’s 8% Convertible Promissory Note in the principal amount of $110,000 (the “Union Capital Amendment”), issued pursuant to that certain Securities Purchase Agreement, dated December 21, 2015, entered into by and between the Company and Union Capital, as previously disclosed in a Current Report on Form 8-K filed with the SEC on December 24, 2015.

On July 29, 2016, the Company and Union Capital agreed to terminate the standstill portion of the Union Capital Amendment pertaining to the standstill conversion rights and Union capital shall be free to convert the Note without any limitations, except as required by law. All other terms and conditions of the Note and the Union Capital Amendment shall remain in full force and effect.

Pursuant to the Union Capital Amendment, the Company agreed to redeem the note by paying 140% of the principal amount plus accrued but unpaid interests to Union Capital, for a total redemption amount of $158,363.84, pursuant to the payment schedule set forth in the Union Capital Amendment. In addition, the Company paid 5% of the original principal amount to Union Capital as consideration for entering into the amendment.

Union Capital agrees not to convert the note unless the Company defaults on the payment of the redemption amount and such default is not cured within fifteen (15) business days. If the Company defaults on the redemption payment and such default is not cured as mentioned above, then the amendment shall be deemed null and void and of no further force or effect. In such event, the allocated payment made by the Company shall be applied pursuant to the payment schedule set forth in the Union Capital Amendment.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

On December 10, 2015, the Company entered into a Securities Purchase Agreement (the "SPA") and Convertible Promissory Note in the original principal amount of $60,000 (the "Note") with Kodiak Capital Group, LLC ("Kodiak") pursuant to which Kodiak funded $50,000 to the Company after the deduction of a $10,000 original issue discount. The Note bears interest at the rate of 12% and must be repaid on or before December 20, 2016. The Note may be prepaid by the Company at any time without penalty prior to the date which is 180 days after the date of issuance of the Note. The Note may be converted by Kodiak at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the Note). The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The SPA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the SPA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2015. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and will be accreted over the term of the Note. For the three and six months ended June 30, 2016, the Company amortized a total of $2,486 and $4,973 of the debt issuance cost. The Note was redeemed on June 9, 2016. As of December 31, 2015, the Note had an outstanding balance of $50,574 and a remaining unamortized debt discount of $9,426.

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

On June 9, 2016, the Company redeemed the Note for $63,000. The amount was paid in full to Kodiak on June 9, 2016. As a result of the redemption of the Note, the Company shall have no further obligations under the SPA and the Note.

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

The EPA, RRA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the EPA, RRA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2016. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and will be accreted over the term of the Note. For the three and six months ended June 30, 2016, the Company amortized a total of $2,680 and $3,609, respectively, of the debt issuance cost. As of June 30, 2016 the Note had an outstanding balance of $53,609. As of June 30, 2016 the Note had a remaining unamortized debt discount of $6,391.

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

On June 30, 2016, the Company elected to terminate the EPA and RRA by delivering a termination notice to Kodiak. The Company shall have no further liabilities or obligations under the EPA and the RRA. The rights and obligations of the Note hereunder shall continue and remain in full force and effect until all obligations are satisfied in full.

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

YCIG advanced the Company funds under the loan agreement as follows:

November 13, 2015	$15,000
November 20, 2015	$25,000
December 1, 2015	$25,000
December 2, 2015	$25,000
April 6, 2016	$10,000
April 27, 2016	$25,000

Debt Settlement

On April 1, 2016, the Company entered into an agreement with Investor Relations Partners (“IRP’), to render certain investor relations and financial communications services to the Company. IRP agreed to perform investor relations, public relations, stock surveillance and other ancillary services as requested by the Company (the “Agreement”). For the requested services, the Company was to pay IRP a one-time payment of Two Hundred Fifty Thousand Dollar ($250,000) (the “Claim”) upon the signing of the Agreement.

On May 24, 2016, the Company and Phoenix Fund Management, LLC (“Phoenix Fund”) entered into a Claim Purchase Agreement with IRP to purchase the Claim held by IRP.  Phoenix Fund executed a Settlement Agreement (the “Settlement Agreement”) whereas the Company and Phoenix Fund agreed to resolve, settle and compromise the Claim. In settlement of the Claim, the Company shall issue and deliver to Phoenix Fund shares of its common stock as requested by Phoenix Fund, periodically, at a fifty percent (50%) discount from the average closing price of the Company’s common stock for the three trading days prior to the date of issuance.

On June 13, 2016, Phoenix Fund elected to have the Company issue 1,041,348 free trading shares of the Company’s common stock in exchange for retirement of $72,895 of the initial Claim. As a result, the Company recorded a loss on debt settlement of $73,935 reflecting the difference in the discounted conversion price and the market price.

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

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

During the six months ended June 30, 2016, the Company issued 1,461,906 shares of common stock in exchange for services at a fair value of $253,060. During the six months ended June 30, 2015, the Company issued 1,863,241 shares of common stock in exchange for services at a fair value of $1,192,893.

Common Stock Warrants

During the six months ended June 30, 2016, the Company did not issue any warrants to purchase shares of common stock. During the six months ended June 30, 2015, the Company converted warrants to purchase 4,974,567 shares of Series B preferred stock into warrants to common stock. No common stock warrants have been exercised or have expired and warrants to purchase 7,571,395 shares of common stock were outstanding as of June 30, 2016.

Preferred Stock

As part of the Merger Agreement, all shares of the Series A and Series B convertible preferred stock converted to common stock, pursuant to the conversion rights.

2015 Equity Incentive Plan

In connection with the Merger on April 30, 2015, the Company adopted the MyDx, Inc. 2015 Equity Incentive Plan (the “2015 Plan”), and to date, has reserved 6,200,000 shares of common stock for issuance under the 2015 Plan. Under the 2015 Plan, employees, directors or consultants may be granted nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to purchase shares of MyDx’s common stock. Only employees are eligible to receive incentive stock options (“ISO”) to purchase common stock. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. The options generally expire ten years from the date of grant. ISOs granted to a participant who, at the time the ISO is granted, has more than 10% of the voting power between all classes of stock, will expire five years from the date of grant. Options vest at various rates ranging from immediately to three years. As of June 30, 2016, options to purchase 1,573,755 shares were available under the 2015 Plan for issuance.

A summary of the Company’s stock option plan for the three months ended June 30, 2016 was as follows:

	Shares	Weighted Averaged Exercise Price
Outstanding as of January 1, 2016	4,626,245	$0.39
Granted	125,000	$0.57
Exercised	-	$-
Forfeited or cancelled	578,059	$0.55
Outstanding as of June 30, 2016	4,173,186	$0.38
Options vested and exercisable as of June 30, 2016	3,388,742	$0.26
Options vested and expected to vest	4,173,186	$0.38

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

Information regarding options outstanding and vested and exercisable as of June 30, 2016 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted -Average Exercise Price	Number Outstanding	Weighted -Average Exercise Price
$0.08	1,772,251	7.9	$0.08	1,756,278	$0.08
$0.55	2,000,935	8.6	$0.55	1,511,630	$0.55
$0.71	250,000	9.3	$0.71	72,917	$0.71
$0.57	125,000	8.4	$0.57	35,417	$0.57
$2.36	25,000	8.8	$2.36	12,500	$2.36
	4,173,186	8.3	$0.37	3,388,742	$0.37

Total employee stock-based compensation expense recognized by the Company for the six months ended June 30, 2016 and 2015 was $208,301 and $271,003, respectively. No tax benefits were recognized in the six months ended June 30, 2015 and 2016.

Total unrecognized compensation expense from employee stock options as of June 30, 2016 was $455,318 and will be recognized over a weighted average recognition period of 1.9 years.

For the six months ended June 30, 2016, the Company granted options to non-employees to purchase 125,000 shares of common stock at an exercise price of $0.57 per share as compared to 415,000 shares of common stock at an exercise price of $0.55 per share for the six months ended June 30, 2015. Stock-based compensation expense related to stock options granted to non-employees was $37,607 and $164,165, respectively, for the three and six months ended June 30, 2016 and $82,272 and $116,332 for the three and six months ended June 30, 2015. The Company believes the fair value of the stock options is more reliably measurable than the fair value of the consulting services received. The fair value of the stock options granted is calculated at each reporting date.

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

The following assumptions were used in the estimated grant date fair value calculations for options granted to employees and consultants during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	50.0%	50.0%	50.0%	50.0%
Average risk-free rate	1.70% - 2.50%	1.75% - 1.91%	1.04% - 2.50%	1.46% - 1.91%
Expected term, in years	5.10 - 10.00	5.00 - 5.77	5.10 - 10.00	5.00 - 5.77

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

The weighted-average grant date fair value for stock options granted during the three and six months ended June 30, 2016 and 2015 was zero and $0.57 per share, and $1.20 and $0.38 per share for the three months ended June 30, 2016 and 2015, respectively.

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

The annual minimum lease payments under non-cancellable operating leases, including common area maintenance and amortization of leasehold improvements that have an initial or remaining term in excess of one year at June 30, 2016 are due as follows:

2016	$65,159
2017	121,197
Total minimum lease payments	$186,356

Rent expense for the three and six months ended June 30, 2016 was $23,409 and $55,482, respectively, and was $42,196 and $67,725, respectively, for the three and six months ended June 30, 2015.

On April 21, 2016, the Company subleased a portion of the facility to an unrelated third party on a month-to-month basis commencing May 1, 2016. Monthly gross rent from the subtenant is $5,000 per month. Subtenant must provide the Company with sixty days prior written notice of its intent to terminate the sublease.

Distribution and License Agreement and Joint Development Agreements

The Company entered into a Distribution and License Agreement with a third-party for the purpose of developing a sensor array to be used in the Company’s product. The Distribution and License Agreement has an initial term of ten years, but can be terminated earlier if the project does not meet the specifications of the Company. The Company will obtain exclusive rights to sell and distribute once a successful sensor prototype is developed. In exchange for a functional prototype, the Company will pay the third-party a 7% royalty on net sales. During the three and six months ended June 30, 2016 and 2015, the Company incurred did not incur any development costs related to the Distribution and License Agreement.

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

On August 11, 2016, Phoenix Fund Management, LLC elected to have the Company issue 250,000 free trading shares of the Company’s common stock in exchange for retirement of $16,250 of their debt.

On August 11, 2016 Adar Bays sent a Notice of Conversion to the Company electing to convert $8,400 of their convertible note into shares of the Company’s common stock. The conversion price was based on a 40% discount on the 2 day average bid price of the Company’s common stock as quoted on the OTCQB. The Company authorized the issuance of 97,924 shares of its common stock in satisfaction of the Notice of Conversion.

On August 9, 2016, MyDx, Inc. (the “Company”) entered into Securities Purchase Agreement (the “SPA”) and Convertible Promissory Note in the original principal amount of $35,000 with Crown Bridge Partners, LLC (“Crown”) pursuant to which Crown funded $31,500 to the Company after the deduction of a $3,500. The Convertible Promissory Note bears interest at the rate of 8% and must be repaid on or before August 9, 2017.

On August 3, 2016 Adar Bays sent a Notice of Conversion to the Company electing to convert $7,000 of their convertible note into shares of the Company’s commons stock. The conversion price was based on a 40% discount on the 2 day average bid price of the Company’s common stock as quoted on the OTCQB. The Company authorized the issuance of 88,923 shares of its common stock in satisfaction of the notice of conversion.

On July 29, 2016, the Company and Adar Bays agreed to terminate the standstill portion of the Adar Bays Amendment pertaining to the standstill conversion rights and Adar Bays shall be free to convert their convertible note without any limitations, except as required by law. All other terms and conditions of their convertible note and the Adar Bays Amendment shall remain in full force and effect.

On July 29, 2016, the Company and Union Capital agreed to terminate the standstill portion of the Union Capital Amendment pertaining to the standstill conversion rights and Union capital shall be free to convert their convertible note without any limitations, except as required by law. All other terms and conditions of their convertible note and the Union Capital Amendment shall remain in full force and effect.

Management has considered subsequent events through August 12, 2016, the date these financial statements were issued, and with the exception of the events described above, no other events have occurred subsequent to June 30, 2016 which would have a material effect on the financial statements of the Company.

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

The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of MyDx. MyDx’s financial statements for the three and six months ended June 30, 2016 and the audited results of operations of MyDx for the period ended December 31, 2015.

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

Plan of Operations

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net losses of $936,665 and $1,481,176, respectively, for the three and six month periods ended June 30, 2016 and $2,101,902 and $4,367,681 for the three and six month periods ending June 30, 2015, respectively, and had an accumulated deficit of $11,378,740 as of June 30, 2016.

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

As of June 30, 2016, the Company had a working capital deficit of $1,187,509 with cash of $190,369. Our cash increased by approximately $47,000 during the six months ended June 30, 2016.

Negative Operating Cash Flow

We reported negative cash flow from operations for the six months ended June 30, 2016 and for the year ended December 31, 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generate sufficient revenues to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of approximately $190,000 will not be sufficient to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

Revenue

For the three months ended June, 2016 and 2015, the Company had net revenue of $279,382 and zero, respectively. For the period ended June 30, 2015, the Company was in the research and development stage. The net revenue for the three months ended June 30, 2016 included $68,000 of revenue related to the sale test result data.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the three months ended June 30, 2016 was 59.1%. The gross margin was positively affected by the sale of test result data which had no related cost of sales. The effective gross margin for product sales was 43.8%. This effective gross margin includes returns and allowances and discounts of approximately 5%. Excluding returns and allowances and discounts, our gross profit percentage was approximately 48% which is below our expected normal gross margin.

Operating Expenses

For the three months ended June 30, 2016, the Company incurred operating expenses in the amount of $990,149 compared to $2,101,159 for the three months ended June 30, 2015. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses.

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the three months ended June 30, 2016, the Company expended approximately $146,000 for various research and development projects for hardware, database, software and sensor development as compared to approximately $585,000 for the three months ended June 30, 2015. The decrease of approximately $443,000, or 76%, resulted primarily from decreases of approximately $150,000 in salaries, wages and benefits; $84,000 in independent contractors; $69,000 in stock-based compensation; $48,000 in sensor license fees; $44,000 in tooling costs; $30,000 in hardware product development samples and materials; $17,000 in travel and entertainment expenses; $5,000 in freight costs; $4,000 in website maintenance; and, $2,000 in purchases of non-capital equipment and software. These decreases were partially offset by an increase of approximately $10,000 in depreciation expense.

Sales and marketing expenses consist primarily of salaries, wages and benefits, consulting fees for third-party services and general marketing expenses. For the three months ended June 30, 2016, the Company expended approximately $58,000 as compared to approximately $278,000 for the three months ended June 30, 2015. The decrease of approximately $220,000 resulted primarily from decreases of approximately $121,000 in salaries, wages and benefits; $39,000 in stock-based compensation; $16,000 in travel and entertainment expenses; $16,000 in trade show expenses; $15,000 in independent contractors; $13,000 in website maintenance; $6,000 in rent and facilities costs; $3,000 in telephone and communications expenses; and, $1,000 in dues and subscriptions. These decreases were partially offset by increases of approximately $6,000 in sales commissions and $4,000 in supplies and miscellaneous expenses.

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses. For the three months ended June 30, 2016, the Company expended approximately $786,000 as compared to approximately $1,238,000 for the three months ended June 30, 2015. The decrease of approximately $452,000, or 37%, resulted primarily from decreases of approximately $159,000 in legal fees; $155,000 in independent contractors; $103,000 in salaries, wages and benefits; $45,000 in stock-based compensation; $19,000 in rent and facilities costs; $18,000 in travel and entertainment; $17,000 in public company expenses; $13,000 in ERP system costs; $10,000 in board of directors fees; $6,000 in payroll processing fees; $5,000 in purchases of non-capitalized equipment and software; $3,000 in trade show expenses; $2,000 in telephone and other communication expenses; $2,000 in supplies and miscellaneous expenses; $2,000 in licenses and permits; $2,000 in postage and mailing expenses; $1,000 in charitable contributions; $1,000 in dues and subscriptions; and $1,000 in advertising. These decreases were partially offset by increases of approximately $46,000 in financing fees; $43,000 in accounting fees; $$12,000 in other professional fees; $5,000 in bank and credit card processing fees; $4,000 in late fees; and, $2,000 in insurance premiums.

Interest Expense

Interest expense totaled approximately $37,000 and $1,000 for the three months ended June 30, 2016 and 2015, respectively. The increase of approximately $36,000 resulted primarily from the increase of $36,000 in interest expense related to amortization of debt issuance costs related to the convertible notes payable outstanding during the three months ended June 30, 2016.

Loss on settlement of debt

Loss on settlement of debt totaled $73,935 for the three month period ended June 30 2016. The loss reflects the discounted value share conversion price versus the market value for shares of common stock issued in partial settlement of a debt.

Comparison of Six Months Ended June 30, 2016 and 2015

Revenue

For the six months ended June 30, 2016 and 2015, the Company had net revenue of $440,640 and zero, respectively. For the period ended June 30, 2015, the Company was in the research and development stage for the period ended June 30, 2015. The net revenue for the six months ended June 30, 2016 included $68,000 of revenue related to the sale test result data.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the six months ended June 30, 2016 was 53.3%. The gross margin was positively affected by the sale of test result data which had no related cost of sales. The effective gross margin for product sales was 43.8%. This effective gross margin includes returns and allowances and discounts of approximately 9%. Excluding returns and allowances and discounts, our gross profit percentage was approximately 48.4% which is below our expected normal gross margin of 50%.

Operating Expenses

For the six months ended June 30, 2016, the Company incurred operating expenses in the amount of $1,584,962 compared to $3,925,120 for the six months ended June 30, 2015. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses.

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the six months ended June 30, 2016, the Company expended approximately $241,000 for various research and development projects for hardware, database, software and sensor development as compared to approximately $1,353,000 for the six months ended June 30, 2015. The decrease of approximately $1,116,000, or 82%, resulted primarily from decreases of approximately $339,000 in salaries, wages and benefits; $269,000 in hardware product development samples and materials; $166,000 in stock-based compensation; $120,000 in independent contractors; $110,000 in sensor license fees; $44,000 in tooling charges; $29,000 in travel and entertainment expenses; $27,000 in product samples; $17,000 in licenses and permits; $14,000 in freight costs; $4,000 in purchases of non-capital equipment and software; $1,000 in telephone and other communication expense; and, $1,000 in repairs and maintenance. These decreases were partially offset by increases of approximately $20,000 in depreciation expense; and, $9,000 in internet support costs.

Sales and marketing expenses consist primarily of salaries, wages and benefits, consulting fees for third-party services and general marketing expenses. For the six months ended June 30, 2016, the Company expended approximately $204,000 as compared to approximately $673,000 for the six months ended June 30, 2015. The decrease of approximately $469,000, or 70%, resulted primarily from decreases of approximately $231,000 in stock-based compensation;$214,000 in salaries, wages and benefits; $24,000 in travel and entertainment expenses; $15,000 in website maintenance; $12,000 in independent contractors; $11,000 in trade show expenses; $9,000 in rent and facilities costs; $8,000 in supplies and miscellaneous expenses;.$5,000 in telephone and communications expenses; $1,000 in purchases of non-capitalized equipment and software; and $1,000 in dues and subscriptions. These decreases were partially offset by increases of approximately $36,000 in advertising costs; $$26,000 in sales commissions.

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses. For the six months ended June 30, 2016, the Company expended approximately $1,140,000 as compared to approximately $1,899,000 for the six months ended June 30, 2015. The decrease of approximately $759,000, or 40%, resulted primarily from decreases of $249,000 in independent contractors; $238,000 in salaries, wages and benefits; $190,000 in legal fees; $73,000 in organization expenses related to the merger; $71,000 in stock-based compensation; $46,000 in travel and entertainment; $14,000 in ERP systems costs; $12,000 in payroll processing fees; $10,000 in board of directors’ fees; $6,000 in rent and facilities costs; $5,000 in public company expenses; $5,000 in purchases of non-capitalized equipment and software; $3,000 in losses on disposal of assets; $2,000 in trade shows; $2,000 in Licenses and permit; $1,000 in telephone and other communications expenses; $1,000 in charitable contributions; $1,000 in advertising expenses; $1,000 in postage expenses and $1,000 in website maintenance. These decreases were partially offset by increases of approximately $59,000 in accounting fees; $53,000 in finance fees related to the convertible notes payable; $35,000 in insurance premiums; $9,000 in other professional fees; $9,000 in bank and credit card processing fees; $4,000 in late fees; $2,000 in depreciation and amortization; and $1,000 in dues and subscriptions.

Interest Expense

The decrease of approximately $386,000, or 87%, resulted primarily from a decrease of $441,000 in interest expense related to amortization of debt issuance costs for warrants for the six months ended June 30, 2015 which was offset by the $55,000 in interest expense related to the convertible notes payable and interest expense on the convertible notes and asset based loans outstanding during the six months ended June 30, 2016.

Loss on settlement of debt

Loss on settlement of debt totaled $73,935 for the six month period ended June 30 2016. The loss reflects the discounted value share conversion price versus the market value for shares of common stock issued in partial settlement of a debt.

Operating Activities

During the six months ended June 30, 2016, cash used in operations was approximately $365,000 which was primarily the result of a net loss of approximately $1,481,000 and an increase of approximately $1,000 in long-term portion of leases payable which were partially offset by increases of approximately $385,000 in accounts payable and accrued liabilities; $22,000 in long-term portion of asset based loans; $4,000 in customer deposits; decreases of approximately $71,000 in inventory; $44,000 in prepaid expenses and other assets; and, non-cash adjustments to net loss of approximately $253,000 in expense related to the issuance of common stock in exchange for services; $208,000 in stock-based compensation; $73,000 in loss on settlement of debt; $42,000 in depreciation expense; and, $14,000 in interest expense related to amortization of debt issuance costs. During the six months ended June 30, 2015, cash used in operations was $3,045,000 which was primarily the result of a net loss of $4,368,000 increases of $501,000 in inventory purchases and an increase of $152,000 in prepaid expenses, a decrease of $85,000 in accounts payable and accrued liabilities all of which were partially offset by an increase of $12,000 in customer deposits and non-cash adjustments to net loss of $1,339,000 in compensation expense related to the issuance of common stock, $419,000 in interest expense related to amortization of debt issuance costs, $271,000 in stock-based compensation, and $19,000 in depreciation expense.

Investing Activities

For the six months ended June, 2016 and 2015 cash used in investing activities totaled zero and $176,000, respectively, which resulted from purchases of equipment for the six months ended June 30, 2015.

Financing Activities

For the six months ended June 30, 2016, financing activities provided cash of approximately $412,000 which resulted from the issuance of Convertible Notes Payable, net of issuance costs, of $191,000 and issuance of asset based loans, net of issuance costs, of $271,000, all of which were partially offset by repayments of $50,000 of loans to an officer. For the six months ended June 30, 2015, financing activities provided approximately $3,663,000 which was the net proceeds from the issuance of convertible preferred stock.

Sources of Liquidity and Capital

Since its inception, capital raised by the Company has been used primarily for the Company’s research and development efforts and to support its operations. As of June 30, 2016, the Company had remaining cash of approximately $190,000 with a net working capital deficit of approximately $1,188,000. As a result of the Company’s significant operating expenditures and the lack of significant product sales revenue, we expect to incur losses from operations for the near future and will be required to seek additional capital to sustain our operations.

We reported negative cash flow from operations for the year ended December 31, 2015 and for the six months ended June 30, 2016. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generate sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $190,369 will not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

There have not been any material changes to our exposures to market risk during the three months ended June 30, 2016 that would require an update to the relevant disclosures provided in our 2015 Annual Report on Form 10-K filed with the SEC on April 27, 2016 and Form 10-Q filed with the SEC on May 27, 2016.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of June 30, 2016, due to the fact that management has not fully remediated the material weakness described in our Current Report on Form 10-K filed with the Securities and Exchange Commission on April 27, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a net loss of approximately $1,481,000 for the six months ended June 30, 2016, $6,367,000 for the year ended December 31, 2015 and have a cumulative net loss of approximately $11,379,000 from September 16, 2013 (date of inception) to June 30, 2016.

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

Negative Operating Cash Flow

We reported negative cash flow from operations of approximately $365,000 for the six months ended June 30, 2016 and approximately $4,466,000 for the year ended December 31, 2015. It is anticipated that we will continue to report negative operating cash flow in future periods until we are able increase our product sales volumes. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

We believe our cash balance, together with anticipated cash flows from operations, is insufficient to fund our operations for at least the next 12 months. We project that additional funding in the amount of $1,000,000 will be required to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. The delays in our ability to ship products and generate revenues may have adversely affected our capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations.

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

Our cash balance as of June 30, 2016 is approximately $190,000. We do not have adequate funds to fully develop our business, and we need other capital investment to fully implement our business plans. Our current estimate of additional funds required is $1,000,000. We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

As of the date of this Report, our director, executive officer, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 42.6% of our outstanding voting securities as of the date hereof. Daniel Yazbeck, the Chairman of the Board of the Company, is the beneficial owner of approximately 42.6% of our outstanding voting securities as of the date hereof. As a result, if they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our Company.

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

We incurred a net loss of approximately $1,481,000 for the six months ended June 30, 2016, $6,367,000 for the year ended December 31, 2015, and have a cumulative net loss of approximately $11,379,000 from September 16, 2013 (date of inception) to June 30, 2016.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

+In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MyDx, Inc.

Date: August 15, 2016	By:	/s/ Daniel R. Yazbeck
	Name:	Daniel R. Yazbeck
	Title:	Chief Executive Officer, Chairman of the Board and Chief Financial Officer