Form 10-Q
period 2016-09-30
MyDx, Inc.
filed 2016-11-23
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Number of shares of common stock outstanding as of November 22, 2016 was 251,154,401.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MyDx, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
ASSETS	2016	2015

Current assets:
Cash	$183,752	$143,680
Accounts receivable	40,397	10,702
Inventory	341,522	451,973
Prepaid expenses and other current assets	34,264	51,978
Total current assets	599,935	658,333
Property and equipment, net	160,516	233,064
Other assets	87,828	104,365
Total assets	$848,279	$995,762

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Asset based loans	$223,497	$-
Accounts payable	843,662	619,528
Customer deposits	56,312	9,467
Accrued liabilities	1,472,617	281,761
Current portion of leases payable	2,915	2,773
Due to related party	1,075	1,075
Derivative liability	111,048	-
Convertible notes payable, current	309,649	50,574
Total current liabilities	3,020,775	965,178
Long-term liabilities
Note payable - Related Party	200,000	175,000
Convertible notes payable	-	200,274
Other long-term obligations	508	2,721
Total liabilities	3,221,283	1,343,173

Commitments and contingencies (Note 11)

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 authorized; zero shares issued as of September 30, 2016 and December 31, 2015, respectively.	-	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 114,620,112 and 22,081,928 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	114,620	22,081
Additional paid-in capital	11,757,927	9,528,072
Accumulated deficit	(14,245,551)	(9,897,564)
Total stockholders' deficit	(2,373,004)	(347,411)
Total liabilities and stockholders' deficit	$848,279	$995,762

See notes to unaudited condensed consolidated financial statements.

MyDx, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	for the three months ended September 30,		for the nine months ended September 30,
	2016	2015	2016	2015
Net Revenues	$134,240	$219,180	$574,880	$219,180
Cost of goods sold	79,434	131,173	285,123	131,173
Gross profit	54,806	88,007	289,757	88,007
Operating Expenses
Research and development	111,315	364,370	352,407	1,717,784
Sales and marketing	1,588,884	203,091	1,792,496	875,744
General and administrative	276,183	880,103	1,416,440	2,779,156
Total operating expenses	1,976,382	1,447,564	(3,561,343)	5,372,684
Loss from operations	(1,921,576)	(1,359,557)	(3,271,586)	(5,284,677)
Interest expense, net	807,622	1,051	863,001	442,811
Change in fair value of derivative liability	(198,338)	-	(198,338)	-
Loss on settlement of debt	335,952	-	409,887	-
Loss before provision for income taxes	(2,866,812)	(1,360,608)	(4,346,136)	(5,727,488)
Provision for income taxes	-	575	1,850	1,375
Net loss	$(2,866,812)	$(1,361,183)	$(4,347,986)	$(5,728,863)

Basic and diluted loss per share	$(0.08)	$(0.06)	$(0.15)	$(0.35)
Weighted average shares used in computing net loss per share
Basic and diluted	34,235,772	21,845,932	29,750,062	16,601,476

See notes to unaudited condensed consolidated financial statements.

MyDx, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,347,986)	$(5,728,863)
Adjustments to reconcile net loss
Depreciation and amortization	59,422	37,117
Impairment of assets	13,126	-
Common stock issued in exchange for services	304,237	1,702,439
Interest expense related to debt issuance costs	182,211	-
Gain on changes in fair value of derivative liability	(198,338)	-
Loss on debt settlements	409,982	-
Stock based compensation	377,669	376,242
Interest expense related to amortization of debt discount	549,000	418,950
Changes in assets and liabilities:
Accounts receivable	(29,695)	(6,945)
Inventory	110,451	(522,132)
Prepaid expenses and other assets	34,251	(99,091)
Accounts payable and accrued liabilities	1,770,342	(165,485)
Customer deposits	68,852	(116,826)
Current portion leases payable	142	-
Long-term portion of leases payable	(2,213)	-
Net cash used in operating activities	(698,547)	(4,104,594)

Cash flows from investing activities:
Purchases of property & equipment	-	(177,313)
Net cash used in investing activities	-	(177,313)

Cash flows from financing activities
Proceeds from note payable - related party	25,000	25,000
Repayment of note payable - related party	-	-
Proceeds from the issuance of convertible preferred stock, net of issuance costs	-	-3,632,869
Proceeds from the issuance of convertible notes payable, net of issuance costs	490,122	-
Proceeds from issuance of asset based loans, net of issuance costs	300,000	-
Repayments on asset based loans	(76,503)	-
Proceeds from issuance of common stock from exercise of stock options	-	2,667
Net cash provided by financing activities	738,619	3,660,536
Net (decrease) increase in cash	40,072	(621,371)
Cash, beginning of period	143,680	745,446
Cash, end of period	$183,752	$124,075

Supplemental cash flow information
Interest paid	$40,547	$1,050

Noncash financing activity:
Conversion of convertible notes payable to preferred stock	$-	$2,070,072
Conversion of convertible notes payable to preferred stock	$826,367	$-
Fair value of preferred stock warrants issued with preferred stock	$-	$1,667,148
Reclassification of warrant liability to additional paid-in capital	$-	$1,943,672
Common stock assumed in connection with merger	$-	$1,991
Conversion of convertible preferred stock to common stock	$-	$7,904
Par value adjustment in connection with the merger	$-	$47,827

See notes to unaudited condensed consolidated financial statements

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Organization

MyDx, Inc. (the “Company”, “we”, “us” or “our”) (formally known as Brista Corp.) was incorporated under the laws of the State of Nevada on December 20, 2012. The Company’s wholly-owned subsidiary, CDx, Inc., was incorporated under the laws of the State of Delaware on September 16, 2013.

2.	Nature of Business

We are a science and technology company that has created the first battery operated, handheld, electronic analyzer for consumers. Our products leverage the latest nanotechnology to accurately measure chemicals of interest in nearly any solid, liquid, or gas sample, anywhere, anytime. Our mission is to enable people to live a healthier life by revealing the purity of certain compounds they eat, drink and inhale in real time through a device they can hold in the palm of their hand. We believe that the broad application and ease of use of our technology puts us in an ideal position to provide consumers with a practical and affordable way to trust and verify what they are putting into their bodies without leaving the comfort of their homes.

Our initial product which we introduced in the third quarter of 2015, utilizes the CannaDx sensor to allow consumers to analyze cannabis. During the third quarter of 2016 we introduced our AquaDx (water) and OrganaDx (food) sensors. Our product roadmap includes future development and commercialization of these sensors and our AeroDx (air) sensor in 2017. We will require substantial additional capital to finalize development and commercialize of our existing sensors and the AeroDx.

We have a portfolio of intellectual property rights covering principles and enabling instrumentation of chemical sensing technology across solid, liquid, and gas samples, including certain patented and patent pending technologies from a third party pursuant to a joint development agreement.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

3.	Going Concern

The Company had limited revenues during the nine months ended September 30, 2016. The Company currently has limited working capital, and has not completed its efforts to establish a source of revenues sufficient to cover operating costs. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by early-stage companies. These risks include, but are not limited to, the uncertainty of availability of financing and the uncertainty of achieving future profitability. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise funds through the capital markets. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

We reported negative cash flow from operations for the year ended December 31, 2015 and for the nine months ended September 30, 2016. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generates sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $183,752 will not be sufficient to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. The delays in our ability to ship products and generate revenues may have adversely affected our capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

4.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of the Company and its wholly owned subsidiary. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on April 27, 2016 and Form 10-Q filed with the SEC on August 15, 2016.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2016 and the Company’s results of operations for the three and nine months ended September 30, 2016 and 2015 and its cash flows for the nine months ended September 30, 2016 and 2015. The results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. All references to September 30, 2016 or to the three and nine months ended September 30, 2016 and 2015 in the notes to condensed consolidated financial statements are unaudited.

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

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2016 and December 31, 2015, the Company held no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of September 30, 2016, there was no allowance for doubtful accounts.

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

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

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

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses and general and administrative expenses as incurred. Advertising expenses, which are recorded in sales and marketing and general and administrative expenses, totaled $51,774 and $10,933 for the nine months ended September 30, 2016 and 2015, respectively. The advertising costs were $51,774 and $10,186 in sales and marketing and $0 and $747 in general and administrative expenses, respectively, for the years ended September 30, 2016 and 2015.

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

For the three and nine months ended September 30, 2016, options to purchase 4,123,186 shares of common stock and warrants to purchase 7,571,395 shares of common stock have been excluded from the calculation of net loss per share because the inclusion would be anti-dilutive. For the three and nine months ended September 30, 2015, options to purchase 4,438,867 shares of common stock and warrants to purchase 7,571,395 shares of common stock have been excluded from the calculation of net loss per share because the inclusion would be anti-dilutive.

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

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

In February 2016, FASB issued ASU No. 2016-02, (“ASU 2016-02”), Leases (Topic 842). The amendments in this update require lessees to recognize a lease liability measured on a discounted basis and a right-of-use asset for all leases at the commencement date. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and is to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are evaluating the new guidelines to see if they will have a significant impact on our consolidated results of operation, financial condition or cash flows.

5.	Inventory

Inventory as of September 30, 2016 and December 31, 2015 is as follows:

	September 30,	December 31,
	2016	2015
Finished goods	$26,597	$270,230
Raw materials	284,925	181,743
	$341,522	$451,973

6.	Fair Value Measurements

The Company has identified derivative instruments arising from embedded conversion features in the Company’s Convertible Notes Payable at September 30, 2016. The Company had no financial assets measured at fair value on a recurring basis as of December 31, 2015.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability at the date of issuance and for the convertible notes converted during the three months ended September 30, 2016.

Annual dividend rate	Low	High
Expected life	0.25	2.00
Risk-free interest rate	0.01%	0.71%
Expected volatility	163.80%	251.96%

The following are the changes in the derivative liabilities during the nine months ended September 30, 2016.

	Nine months Ended September 30, 2016
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2016	$-	$-	$-
Addition			731,211
Conversion			(421,825)
Gain on changes in fair value			(198,338)
Derivative liabilities as September 30, 2016	$-	$-	$111,048

7.	Property and Equipment, net

	September 30,	December 31,
	2016	2015
Computer and test equipment	$199,270	$206,499
Website development costs	39,870	39,870
Furniture and fixtures	26,948	32,845
Software	10,791	10,791
Leasehold improvements	18,288	18,288
	295,167	308,293
Accumulated depreciation and amortization	(134,651)	(75,229)
	$160,516	$233,064

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

Depreciation expense was $59,422 and $37,117 for the nine months ended September 30, 2016 and 2015, respectively.

For the nine months ended September 30, 2016, the Company recorded an impairment of assets totaling $13,127 for assets that the Company no longer uses.

8.	Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2016 and December 31, 2015.

	September 30,	December 31,
	2016	2015
Accrued territorial development fees	$1,000,000	$-
Accrued advertising and marketing advisory services	180,000	-
Deferred compensation to employee	108,000	51,210
Accrued compensation for employees	44,705
Accrued compensation to non-employee	17,288	146,327
Accrued other	124,183	84,224
	$1,474,176	$281,761

9.	Debt

Asset Based Loans

On September 16, 2016, CDx, Inc. (the Company’s wholly owned subsidiary) entered into a Business Loan Agreement (the “Agreement”) with WebBank providing for the granting of a security interest in properties, assets and rights (the “Collateral”) as defined in the agreement. CDx, Inc. received net proceeds of $150,000. There were no loan origination or administrative fees related to the funding. The agreement has a maturity date that is 432 days after the effective date of the Agreement and requires equal weekly payments of $599 which includes a total finance fee of $34,500 over the life of the Agreement. The Agreement is personally guaranteed by an officer and majority shareholder of the Company. The outstanding balance at September 30, 2016 was $118,707.

On May 31, 2016, CDx, Inc. (the Company’s wholly owned subsidiary) entered into a Promissory Note and Security Agreement (the “Note”) with Windset Capital Corporation, whereby CDx, Inc. gives, grants and assigns a continuing security interest in all of CDx, Inc.’s business equipment, accounts receivable, intellectual property, rights, licenses, claims, assets and properties of any kind whatsoever, whether now owned or hereafter acquired, real, personal, tangible, intangible or of any nature or value, wherever located, together with all proceeds including insurance proceeds as defined in the Note. There was an origination fee of $200 related to the financing. CDx, Inc. received net proceeds of $74,800 from the funding. The Note has a maturity date that is 252 business days from the date of the Note and requires payments of $360 each business day, as defined in the Note, which includes a total finance fee of $15,750 over the life of the Note. The Note is personally guaranteed by an officer and majority shareholder of the Company. The outstanding balance at September 30, 2016 was $53,335.

On May 31, 2016, CDx, Inc. (the Company’s wholly owned subsidiary) entered into a Future Receivables Sale Agreement (the “Agreement”) with Swift Financial Corporation granting a security interest, as defined in the Agreement, in CDx, Inc.’s present and future accounts, receivables, chattel paper, deposit accounts, personal property, goods, assets and fixtures, general intangibles, instruments, equipment and inventory. There was an origination fee of $1,875 related to the financing. CDx, Inc. received net proceeds of $73,125 from the funding. The Agreement requires 48 equal weekly payments of $1,842 resulting in total repayment of $88,425 which includes a finance fee of $13,425. The total repayment amount can be reduced to $85,425 solely in the event CDx, Inc. pays this amount on or before October 3, 2016. The Agreement is personally guaranteed by an officer and majority shareholder of the Company. The outstanding balance at September 30, 2016 was $51,455.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

Convertible Notes

	September 30,	December 31,
	2016	2015
Convertible Notes - December 22, 2015	$-	$190,000
Convertible Note - December 10, 2015	-	90,000
Convertible Note - February 8, 2016	60,000	-
Convertible Note -May 6, 2016	47,526	-
Convertible Note -May 10, 2016	50,000	-
Convertible Note -May 24, 2016	55,000	-
Convertible Note -August 9, 2016	35,000	-
Convertible Note -September 16, 2016	29,500	-
Convertible Note -September 19, 2016	46,500	-
Less debt discount and debt issuance costs	(13,877)	(29,152)
Total	$309,649	$250,848
Less current portion of convertible notes payable	$309,649	$50,574
Long-term convertible notes payable	$-	$200,274

The Company amortized debt discount and debt issuance costs of $38,077 and $57,025 for the three and nine month periods ended September 30, 2016, respectively.

On May 24, 2016, MyDx, Inc. (the “Company”) entered into a Convertible Note (the “Note”) with Vista Capital Investments, LLC (“Vista”) in the Original Principal Amount of $275,000 (including a 10% Original Issue Discount (“OID”)). The Company and Vista agreed to an initial funding under the Note of $55,000, including an OID of $5,000 (“Initial Funding”). Future advances under the Note are at the sole discretion of Vista. The Company is only required to repay the amount funded, including the prorated portion of the OID. The note bears interest at the rate of 10% and must be repaid on or before May 24, 2018. The Note may be prepaid by the Company at any time prior to the date, which is 180 days after issuance of the Note at a premium to the amount outstanding at the time of prepayment (as determined in the Note). The Note may be converted by Vista at any time after the nine (6) month anniversary of the Note into shares of Company common stock at a conversion price equal to 50 % of the market price (as determined in the Note). The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits, which are filed as an exhibit to this Current report.

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

The Note might be accelerated if an event of default occurs under the terms of the Note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rate under the Note in the event of such defaults. For the three months and nine months ended September, 2016, the Company amortized a total of $630 and $884, respectively, of the debt issuance cost. As of September 30, 2016, the Note had an outstanding balance of $50,884 and a remaining unamortized debt discount of $4,116.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

On May 10, 2016, MyDx, Inc. (the “Company”) entered into Securities Purchase Agreement (the “SPA”) and Convertible Promissory Note in the original principal amount of $50,000 (the “Note”) with Crown Bridge Partners, LLC (“Crown”) pursuant to which Crown funded $43,000 to the Company after the deduction of a $5,000 OID and $2,000 for legal fees. The Note bears interest at the rate of 8% and must be repaid on or before May 10, 2017. The Note may be prepaid by the Company at any time prior to the date which is 180 days after the date of issuance of the Note at a premium to the amount outstanding at the time of prepayment (as determined in the Note). The Note may be converted by Crown at any time after the nine (6) month anniversary of the Note into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the Note). The SPA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the SPA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which were previously filed as an exhibit on Form 8-K.

The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor. For the three months and nine months ended September, 2016, the Company amortized a total of $1,237 and $1,922, respectively, of the debt issuance cost. As of September 30, 2016, the Note had an outstanding balance of $46,922 and a remaining unamortized debt discount of $3,078.

On August 9, 2016, the Company entered into Securities Purchase Agreement (the “SPA”) and Convertible Promissory Note in the original principal amount of $35,000 (the “Note”) with Crown Bridge Partners, LLC (“Crown”) pursuant to which Crown funded $30,000 to the Company after the deduction of a $3,500 original issue discount and $1,500 for legal fees. The Note bears interest at the rate of 8% and must be repaid on or before August 9, 2017. The Note may be prepaid by the Company at any time prior to the date which is 180 days after the date of issuance of the Note at a premium to the amount outstanding at the time of prepayment (as determined in the Note). The Note may be converted by Crown at any time after the nine (6) month anniversary of the Note into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the Note). The SPA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the SPA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Current Report.

The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor. For the three months ended September, 2016, the Company amortized a total of $499 of the debt issuance cost. As of September 30, 2016, the Note had an outstanding balance of $31.999 and a remaining unamortized debt discount of $3.001.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

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

The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor. During the three months ended September 30, 2016, the Note holder elected to convert a portion of the Note into 2,563,815 shares of the Company’s common stock. As of September 30, 2016, the Note had an outstanding balance of $47,526.

On December 22, 2015, the Company completed a financing pursuant to a Securities Purchase Agreement with Adar Bays, LLC ("Adar Bays") providing for the issuance of two convertible promissory notes in the aggregate principal amount of $220,000, with the first note being in the amount of $110,000, and the second note being in the amount of $110,000 (the "Note" or "Notes"). The Notes contain a 10% original issue discount such that the purchase price of each Note is $100,000. The first Note was funded on December 22, 2015 and is due and payable on December 21, 2017. The second Note shall initially be paid for by the issuance of an offsetting $100,000 collateralized secured note issued by Adar Bays to the Company due and payable no later than August 21, 2016. The funding of the second Note is subject to certain conditions, and the Company may reject the closing of the second Note in its discretion. The Notes bear interest at the rate of 8% per annum and may be converted by Adar Bays at any time after the date which is nine months of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Notes) calculated at the time of conversion. The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The Notes may be prepaid by the Company at any time prior to 180 days after the date of issuance of the Notes subject to the payment of prepayment penalties as described in the Notes. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2015. The issuance of the Notes was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Notes was an accredited investor. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and is being accreted over the term of the Note. For the three and nine months ended September 30, 2016, the Company amortized a total of $7,510 and $10,000, respectively, of the debt issuance cost. During the three months ended September 30, 2016, the Note holder converted the Note and accrued unpaid interest into 7,142,526 share of the Company’s common stock.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

On June 22, 2016, MyDx, Inc. (the “Company”) and Adar Bays, LLC (“Adar Bays”) agreed to amend the Company’s 8% Convertible Promissory Note in the principal amount of $110,000 (the “Adar Bays Amendment”), issued pursuant to that certain Securities Purchase Agreement, dated December 21, 2015, entered into by and between the Company and Adar Bays, as previously disclosed in a report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 24, 2015.

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

On August 16, 2016, the Company executed a second note with Adar Bays in the amount of $27,500 as part of the original Securities Purchase Agreement completed on December 22, 2015. The Note contains a 10% original issue discount and a documentation fee of $1,000 such that the purchase price of the Note $23,750. The note matures on August 9, 2017. The Note bears interest at the rate of 8% per annum and may be converted by Adar Bays at any time after the date which is six months of the issuance date of the original note dated December 22, 2015 into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Notes) calculated at the time of conversion. The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The Note may not be prepaid by the Company. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to the Company’s Report on Form 8-K filed with the SEC on December 24, 2015. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Notes was an accredited investor. The Company recorded the original issue discount of $2,750 as debt issuance cost on its balance sheet which is netted against the face value of the Note and is being accreted over the term of the Note. For the three months ended September 30, 2016, the Company amortized a total of $2,750, of the debt issuance cost.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

During the three months ended September 30, 2016, the Note holder elected to convert the Note and accrued and unpaid interest into 3,107,345 shares of the Company’s common stock.

On September 19, 2016, the Company executed a third note with Adar Bays in the amount of $80,000 as part of the original Securities Purchase Agreement completed on December 22, 2015. The Note contains $5,000 of original issue discount and a documentation fee of $3,750 such that the purchase price of the Note $71,250. The Note matures on September 19, 2017. The Note bears interest at the rate of 8% per annum and may be converted by Adar Bays at any time after the date which is six months of the issuance date of the original note dated December 22, 2015 into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Notes) calculated at the time of conversion. The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The Notes may not be prepaid by the Company. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to the Company’s Report on Form 8-K filed with the SEC on December 24, 2015. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Notes was an accredited investor. The Company recorded the original issue discount of $2,750 as debt issuance cost on its balance sheet which is netted against the face value of the Note and is being accreted over the term of the Note. For the three months ended September, 2016, the Company amortized a total of $3,250, of the debt issuance cost.

During the three months ended September 30, 2016, the Note holder elected to convert a portion of the Note into 6,449,615 shares of the Company’s common stock. As of September 30, 2016, the Note had an outstanding balance of $29,500. The Company amortized the entire balance of the debt issuance cost since the Note was converted in the three months ended September 30, 2016.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

On December 22, 2015, the Company completed a financing pursuant to a Securities Purchase Agreement with Union Capital, LLC ("Union Capital") providing for the purchase of two convertible promissory notes in the aggregate principal amount of $220,000, with the first note being in the amount of $110,000, and the second note being in the amount of $110,000 (the "Note" or "Notes"). The Notes contain a 10% original issue discount such that the purchase price of each Note is $100,000. The first Note was funded on December 22, 2015 and is due and payable on December 21, 2017. The second Note shall initially be paid for by the issuance of an offsetting $100,000 collateralized secured note issued by Union Capital to the Company due and payable no later than August 21, 2016. The funding of the second Note is subject to certain conditions and the Company may reject the closing of the second Note in its discretion. The Notes bear interest at the rate of 8% per annum; are due and payable on December 21, 2017; and may be converted by Union Capital at any time after the date which is nine months of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Notes) calculated at the time of conversion. The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The Notes may be prepaid by the Company at any time prior to 180 days after the date of issuance of the Notes subject to the payment of prepayment penalties as described in the Notes. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2015. The issuance of the Notes was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Notes was an accredited investor. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and will be accreted over the term of the Note. For the three and nine months ended September 30, 2016, the Company amortized a total of $7,373 and $9,863, respectively of the debt issuance cost. As of September 30, 2016 and December 31, 2015, the Note had outstanding balances of $0 and $101,137, respectively, and remaining unamortized debt discount of $0 and $9,863, respectively.

During the three months ended September 30, 2016, the Note holder elected to convert the Note and accrued interest into the note holder elected to convert the Note balance of $104,500 and accrued inter thereon into 7,107,376 share of the Company’s common stock.

On June 22, 2016, the Company and Union Capital, LLC (“Union Capital”) agreed to amend the Company’s 8% Convertible Promissory Note in the principal amount of $110,000 (the “Union Capital Amendment”), issued pursuant to that certain Securities Purchase Agreement, dated December 21, 2015, entered into by and between the Company and Union Capital, as previously disclosed in a report on Form 8-K filed with the SEC on December 24, 2015.

On July 29, 2016, the Company and Union Capital agreed to terminate the standstill portion of the Union Capital Amendment pertaining to the standstill conversion rights and Union capital shall be free to convert the Note without any limitations, except as required by law. All other terms and conditions of the Note and the Union Capital Amendment shall remain in full force and effect.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

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

Union Capital agreed not to convert the note unless the Company defaults on the payment of the redemption amount and such default is not cured within fifteen (15) business days. If the Company defaults on the redemption payment and such default is not cured as mentioned above, then the amendment shall be deemed null and void and of no further force or effect. In such event, the allocated payment made by the Company shall be applied pursuant to the payment schedule set forth in the Union Capital Amendment.

During the three months ended September 30, 2016, the Note holder elected to convert the Note and unpaid interest into 7,670,457 shares of the Company’s common stock.

On September 19, 2016, the Company executed a second Note in the amount of $110,000 with Union Capital LLC as part of the financing pursuant to a Securities Purchase Agreement with Union Capital, LLC dated December 15, 2015. The Note contains a 10% original issue discount and a $5,000 documentation fee such that the purchase price of each Note is $95,000. The Note is due and payable not later than September 19, 2017. The Notes bear interest at the rate of 8% per annum; are due and payable on September 19, 2017; and may be converted by Union Capital at any time after the date which is nine months of the issuance date of the original note dated December 22, 2015 into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Notes) calculated at the time of conversion. The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The Notes may be prepaid by the Company at any time prior to 180 days after the date of issuance of the Notes subject to the payment of prepayment penalties as described in the Notes. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to the Company’s Report on Form 8-K filed with the SEC on December 24, 2015. The issuance of the Notes was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Notes was an accredited investor. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and will be accreted over the term of the Note. For the three months ended September 30, 2016, the Company amortized a total of $10,000 of the debt issuance cost.

During the three months ended September 30, 2016, the Note holder elected to convert $63,500 of the Note into 7,513,711 shares of the Company’s common stock. As of September 30, 2016 the Note had an outstanding balance of $46,500 and remaining unamortized debt discount of $0.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

On December 10, 2015, the Company entered into a Securities Purchase Agreement (the "SPA") and Convertible Promissory Note in the original principal amount of $60,000 (the "Note") with Kodiak Capital Group, LLC ("Kodiak") pursuant to which Kodiak funded $50,000 to the Company after the deduction of a $10,000 original issue discount. The Note bears interest at the rate of 12% and must be repaid on or before December 20, 2016. The Note may be prepaid by the Company at any time without penalty prior to the date which is 180 days after the date of issuance of the Note. The Note may be converted by Kodiak at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the Note). The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The SPA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the SPA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2015. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and will be accreted over the term of the Note. For the nine months ended September 30, 2016, the Company amortized a total of $9,426 of the debt issuance cost. The Note was redeemed on June 6, 2016.

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

The EPA, RRA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the EPA, RRA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2016. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and will be accreted over the term of the Note. For the three and nine months ended September 30, 2016, the Company amortized a total of $2,680 and $3,609, respectively, of the debt issuance cost. As of September 30, 2016 the Note had an outstanding balance of $53,609. As of September 30, 2016 the Note had a remaining unamortized debt discount of $6,391.

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

On February 8, 2016, the Company entered into an Equity Purchase Agreement (the "EPA"), Registration Rights Agreement ("RRA") and Convertible Promissory Note in the original principal amount of $60,000 (the "Note") with Kodiak Capital Group, LLC ("Kodiak") pursuant to which Kodiak funded $50,000 to the Company after the deduction of a $10,000 original issue discount. The Note bears interest at the rate of 12% and must be repaid on or before February 7, 2017. The Note may be prepaid by the Company at any time without penalty prior to the date which is 180 days after the date of issuance of the Note. The Note may be converted by Kodiak at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the Note). The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The SPA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the SPA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and will be accreted over the term of the Note. For the three and nine months ended September 30, 2016, the Company amortized a total of $2,709 and $6,319 of the debt issuance cost. The Note was redeemed on September 9, 2016. As of December 31, 2015, the Note had an outstanding balance of $56,319 and a remaining unamortized debt discount of $6,319.

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

During the three months ended September 30, 2016, the Note holder elected to convert the Note balance of $55,750 and accrued interest into 11,819,360 shares of the Company’s common stock.

On May 6, 2016, the Company entered into Securities Purchase Agreement (the “SPA”) and Convertible Promissory Note in the original principal amount of $55,750 (the “Note”) with Auctus Fund, LLC (“Auctus”) pursuant to which Auctus funded $50,000 to the Company after the deduction of $5,750 of diligence and legal fees. The Note bears interest at the rate of 10% and must be repaid on or before December 15, 2016. The Note may be prepaid by the Company at any time prior to the date which is 180 days after the date of issuance of the Note in an amount equal to 110% of the amount outstanding. The Note may be converted by Auctus at any time into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the Note). The SPA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the SPA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to the Company’s report on Form 8-K filed with the SEC on March 8, 2016. The Company recorded the cost of the due diligence and legal fees of $5,750 as financing fees.

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

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

During the three months ended September 30, 2016, the Note holder elected to convert the Note and unpaid interest in to 10,247,863 shares of the Company’s common stock.

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

YCIG advanced the Company funds under the loan agreement as follows:

	Outstanding Balances as of
	September 30, 2016	December 31, 2015
September 29, 2015	$-	$25,000.00
October 28, 2015	-	25,000.00
November 4, 2015	-	25,000.00
November 13, 2015	15,000.00	25,000.00
November 20, 2015	25,000.00	25,000.00
December 1, 2015	25,000.00	25,000.00
December 2, 2015	25,000.00	25,000.00
April 6, 2016	10,000.00	-
April 27, 2016	25,000.00	-
July 20, 2016	25,000.00	-
August 8, 2016	25,000.00	-
September 19, 2016	25,000.00	-
	$200,000.00	$175,000.00

Debt Settlement

On April 1, 2016, the Company entered into an agreement with a number of external public relations resources (“PR Resources”) specializing in shareholder communications and crisis communications in an effort to support the Company’s investor communications relating to its convertible debentures, nearly all of which were being converted and sold during this time period thereby causing severe pressure on the stock, as well as the implementation of a number of strategic public relations programs designed to introduce the Company’s AquaDx product line by leveraging off the water crisis in Alabama, Flint and Florida. (the “Agreement”). For the requested services, the Company was to pay a one-time payment of Two Hundred Fifty Thousand Dollar ($250,000) (the “Claim”) upon the signing of the Agreement.

On May 24, 2016, the Company and Phoenix Fund Management, LLC (“Phoenix Fund”) entered into a Claim Purchase Agreement with these PR Resources to purchase the Claim held by them.  Phoenix Fund executed a Settlement Agreement whereas the Company and Phoenix Fund agreed to resolve, settle and compromise the Claim. In settlement of the Claim, the Company shall issue and deliver to Phoenix Fund shares of its common stock as requested by Phoenix Fund, periodically, at a fifty percent (50%) discount from the average closing price of the Company’s common stock for the three trading days prior to the date of issuance.

During the three months ended September 30, 2016, Phoenix Fund elected to have the Company issue 18,828,088 free trading shares of the Company’s common stock in exchange for retirement of remaining balance of the initial Claim. As a result, the Company recorded a loss on debt settlement of $202,933 reflecting the difference in the discounted conversion price and the market price.

On July 22, 2016, the Company entered into an agreement with Talent Cloud Limited, Hong Kong, (“Talent Cloud”) to provide recruitment services for a Vice President of Business Development for the Company’s Asian market development. At the date of this report, no acceptable candidates have been presented to the Company.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

During the three months ended September 30, 2016 the Company entered into agreements with Talent Cloud Limited, Hong Kong to provide recruitment services for a Community Manager; an APP Manager; and, a Software Developer for the Company’s Asian markets development. The total cost of these services was $143,900 (the “Claim”).

On September 13, 2016, the Company entered into an agreement with Meyers Associates, L.P. (“Meyers Associates”) to provide recruitment services for a Community Manager position for a Community Manger; an APP Manager; and, a Software Developer for the Company’s Asian markets development. The total cost of these services was $10,000 (the “Claim”).

On September 20, 2016, Talent Cloud and Meyers Associates entered into a Claims Purchase Agreement with Rockwell Capital Partners, Inc. (“Rockwell Capital”) to purchase the Claims held by Talent Cloud and Meyers Associates. Rockwell Capital executed a Settlement Agreement whereas the Company and Rockwell Capital agreed to resolve, settle and compromise among other things, the liabilities claimed in the Claims Purchase Agreement. In settlement of the Claim, the Company shall issue freely traded shares of the Company’s common stock as requested by Rockwell Capital, periodically, at a 45% discount from the average lowest closing price for the 15 day trading period preceding the share request.

During the three months ended September 30, 2016, the Company issued 17,426,800 shares of the Company’s common stock to retire $155,557 of the total claims and recorded a loss on debt settlement of $133,019 reflecting the difference in the discounted conversion price and the market price.

On September 30, 2016, the Company accepted performance under the agreement with Lynx Consulting Group, Ltd. (“Lynx Consulting”) dated April 3, 2016 (the “Agreement”) to render consulting services in connection with the creation and development of MyDx Asia, including staffing an office to develop and expand the Company’s business in the Greater China Region. Lynx Consulting’s performance included but was not limited to securing the Distribution License Agreement between the Company and its China distribution partners. As consideration for execution of the Agreement, the Company will to pay Lynx Consulting a one-time fee of $1,000,000 for its services plus an incentive fee based on an agreed percentage of the value of the base revenue of contracts produced by Lynx Consulting during the first year of the Agreement, which, at the discretion of the Company, can be paid in cash or shares of common stock.

On October 5, 2016, the Company, Lynx Consulting and Phoenix Fund Management, LLC (“Phoenix Fund”) entered into an Assignment and Modification Agreement. Phoenix Fund purchased the debt claim held by Lynx Consulting from MyDx. In settlement of the Claim, the Company shall issue and deliver to Phoenix Fund shares of its common stock as requested by Phoenix Fund, periodically, at a fifty percent (50%) discount from the average closing price of the Company’s common stock for the 22 trading days prior to the date of issuance.  Upon execution of the assignment, Lynx released MyDx, Inc. from all liabilities under the original note.

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

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

In April 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CDx Merger Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”), and CDx, Inc. (“CDx”), a Delaware corporation. Pursuant to the Merger Agreement, Merger Sub merged with and into CDx with CDx surviving the merger as the Company’s wholly owned subsidiary (the “ Merger ”).

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

During the nine months ended September 30, 2016, the Company issued 16,654,214 shares of common stock in exchange for services at a fair value of $378,345. During the nine months ended September 30, 2015, the Company issued 1,863,241 shares of common stock in exchange for services at a fair value of $1,192,893.

On September 30 the Company amended it articles of incorporation to increase the number of authorized commons shares to 10,000,000,000 as included on Form 8-K filed with the SEC on October 4, 2016.

Common Stock Warrants

During the nine months ended September 30, 2016, the Company did not issue any warrants to purchase shares of common stock. During the nine months ended September 30, 2015, the Company converted warrants to purchase 4,974,567 shares of Series B preferred stock into warrants to common stock. No common stock warrants have been exercised or have expired and warrants to purchase 7,571,395 shares of common stock were outstanding as of September 30, 2016.

Preferred Stock

On September 30, 2016, the Company filed a Certificate of Amendment to Articles of Incorporation with the Secretary of State of the State of Nevada to authorize for issuance ten million (10,000,000) shares of blank check preferred stock, par value $0.001 (“Blank Check Preferred Stock”) as included on Form 8-K filed with the SEC on October 4, 2016.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

2015 Equity Incentive Plan

In connection with the Merger on April 30, 2015, the Company adopted the MyDx, Inc. 2015 Equity Incentive Plan (the “2015 Plan”), and to date, has reserved 6,200,000 shares of common stock for issuance under the 2015 Plan. Under the 2015 Plan, employees, directors or consultants may be granted nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to purchase shares of MyDx’s common stock. Only employees are eligible to receive incentive stock options (“ISO”) to purchase common stock. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. The options generally expire ten years from the date of grant. ISOs granted to a participant who, at the time the ISO is granted, has more than 10% of the voting power between all classes of stock, will expire five years from the date of grant. Options vest at various rates ranging from immediately to three years. As of September 30, 2016, options to purchase 1,573,755 shares were available under the 2015 Plan for issuance.

A summary of the Company’s stock option plan for the three months ended September 30, 2016 was as follows:

	Shares	Weighted-Average Exercise Price
Outstanding as of January 1, 2016	4,626,245	$0.39
Granted	125,000	$0.57
Exercised	-	$-
Forfeited or cancelled	628,059	$0.55
Outstanding as of September 30, 2016	4,123,186	$0.38
Options vested and exercisable as of September 30, 2016	3,543,255	$0.26
Options vested and expected to vest	4,123,186	$0.38

Information regarding options outstanding and vested and exercisable as of September 30, 2016 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$0.08	1,772,251	7.6	$0.08	1,767,528	$0.08
$0.55	2,000,935	8.3	$0.55	1,618,436	$0.55
$2.36	25,000	8.5	$2.36	15,625	$2.36
$0.71	250,000	9.0	$0.71	104,167	$0.71
$0.57	75,000	8.1	$0.57	37,500	$0.57
	4,123,186	7.9	$0.40	3,543,255	$0.33

Total stock-based compensation expense, both employee and non-employee, recognized by the Company for the nine months ended September 30, 2016 and 2015 was $377,669 and $376,242, respectively. Stock-based compensation expense related to stock options granted to non-employees was $37,607 and $164,165, respectively, for the three and nine months ended September 30, 2016 and $82,272 and $116,332 for the three and nine months ended September 30, 2015. No tax benefits were recognized in the nine months ended September 30, 2015 and 2016.

Total unrecognized compensation expense from employee stock options as of September 30, 2016 was $455,318 and will be recognized over a weighted average recognition period of 1.6 years.

For the nine months ended September 30, 2016, the Company granted options to non-employees to purchase 125,000 shares of common stock at an exercise price of $0.57 per share as compared to 415,000 shares of common stock at an exercise price of $0.55 per share for the nine months ended September 30, 2015. The Company believes the fair value of the stock options is more reliably measurable than the fair value of the consulting services received. The fair value of the stock options granted is calculated at each reporting date.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

Additional Stock Plan Information

The Company’s fair value calculations for stock-based awards under the 2015 Plan were made using the Black-Scholes option pricing model with the weighted-average assumptions set forth in the following table. Volatility is based on historical volatility rates obtained for certain public companies that operate in the same or related businesses as that of the Company since there is no market for or historical volatility data for the Company’s common stock. he risk-free interest rate is determined by using a U.S. Treasury rate for them any uses a simplified method for “plain vanilla” share options in determining the expected term of an employee share option as its equity shares are not publicly traded.

The following assumptions were used in the estimated grant date fair value calculations for options granted to employees and consultants during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	50.0%	50.0%	50.0%	50.0%
Average risk-free rate	1.70% - 2.50%	1.75% - 1.91%	1.04% - 2.50%	1.46% - 1.91%
Expected term, in years	5.10 - 10.00	5.00 - 5.77	5.10 - 10.00	5.00 - 5.77

The weighted-average grant date fair value for stock options granted during the three and nine months ended September 30, 2016 and 2015 was zero and $0.57 per share, and $1.20 and $0.38 per share for the three months ended September 30, 2016 and 2015, respectively.

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

The annual minimum lease payments under non-cancellable operating leases, including common area maintenance and amortization of leasehold improvements that have an initial or remaining term in excess of one year at September 30, 2016 are due as follows:

2016	$24,036
2017	81,613
Total minimum lease payments	$105,649

Rent expense for the three and nine months ended September 30, 2016 was $16,554 and $69,321, respectively, and was $42,196 and $67,725, respectively, for the three and nine months ended September 30, 2015.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

On April 21, 2016, the Company subleased a portion of the facility to an unrelated third party on a month-to-month basis commencing May 1, 2016. Monthly gross rent from the subtenant is $5,000 per month. Subtenant must provide the Company with ninety days prior written notice of its intent to terminate the sublease.

Distribution and License Agreement and Joint Development Agreements

The Company entered into a Distribution and License Agreement with a third-party for the purpose of developing a sensor array to be used in the Company’s product. The Distribution and License Agreement has an initial term of ten years, but can be terminated earlier if the project does not meet the specifications of the Company. The Company will obtain exclusive rights to sell and distribute once a successful sensor prototype is developed. In exchange for a functional prototype, the Company will pay the third-party a 7% royalty on net sales. During the three and nine months ended September 30, 2016 and 2015, the Company did not incur any development costs related to the Distribution and License Agreement.

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

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

License and Distribution Agreement

On September 1, 2016, MyDx, Inc. (the “Company” or “Licensor”) entered into a Distribution and License Agreement (the “License Agreement”) with Powerfull Holdings, Ltd, a company operating under the charter of the People’s Republic of China (“Assignor”) and China Science and Technology, a Powerfull Holdings affiliated Company (“Licensee”), (together the “Parties”). The Parties intend there to be two phases of the License Agreement: Phase One and Phase Two. During Phase One, the Licensor shall provide test samples and validation data for market validation. Subject to Phase One producing satisfactory results, and proof of concept, the Parties will commence Phase Two.

For Phase One, the Licensee will pay the Licensor a minimum of Forty-Five Thousand Dollars ($45,000.00) as a Licensing and Technology Transfer Fee (the “Transfer Fee”) per application (AquaDx™, OrganaDx™, AeroDx™). These fees shall be credited towards Phase Two’s mandatory minimum payments. The Licensee shall pay the Transfer Fee within 10 business days of being provided with an invoice by the Licensor. The parties agreed that no disclosure of this Agreement shall be made by either party until the completion of Phase One.

Upon the completion of Phase One, Phase Two shall immediately, without further action by the Parties, commence and shall continue for an initial term of five (5) years (the “Term”). At the conclusion of the Term, the License Agreement shall automatically renew for an additional three (3) year term (the “Additional Term”), unless and until either Party gives the other Party notice of its intent not to renew for the Additional Term(s). Notice not to renew the License Agreement must be given at least four (4) months before the end of the Term or Additional Term(s), as the case may be.

At the commencement of Phase Two, the Licensee will, immediately and without further action by the Parties, be appointed as an authorized dealer of the Licensor’s products, with the exclusive right to package and distribute said products to any consumer testing application in the territory requiring the detection of compounds of interest that may be found in food (OrganaDx), water (AquaDx) or air (AeroDx), without limitation to type, size or location. The current territory consists of the People’s Republic of China, and includes but is not limited to manufacturers, distributors, consumers, and regulators in that territory. The Licensee will also receive a non-exclusive right to package and distribute the Licensor’s products to any market in which any application may require the detection of compounds of interest by consumers, without limitation to type, size or location.

The Licensee will pay the Licensor either a mandatory minimum payment of One Hundred Twenty-Five Thousand Dollars ($125,000) per quarter or Twenty Percent (20%) of quarterly gross sales, whichever is higher, for all products sold by the Licensee, its sub-licensees, subcontractors or distributors. The Licensor shall issue to the Licensee a total of Ten Million (10,000,000) shares of the Licensor’s common stock. Licensor shall issue to the Licensee the number of additional securities necessary to maintain a fully-diluted ownership percentage in the Company as of the date hereof. Anti-dilution provision would not apply to an equity financing at a price of $0.50 or higher undertaken by the Company. The Licensor shall also issue to the Licensee incentive-based warrants should the Licensee exceed the mandatory minimum royalty payments.

Pursuant to the License Agreement, the license shall be non-exclusive until the Licensee meets first year of royalty payments of either a mandatory minimum payment of One Hundred Twenty-Five Thousand Dollars ($125,000) per quarter or Twenty Percent (20%) of quarterly gross sales, whichever is higher. It is understood that during the period of non-exclusivity, the Licensee may sub-license its right to manufacture and distribute the Licensor’s products, subject to stringent oversight and responsibility by the Licensee, and that the Licensor may also sell, authorize or permit any other party to sell, any of the Licensor’s products to an end-customer for use in the Licensee application market.

Marketing and Advertising Advisory Services Agreement

On April 5, 2016, the Company entered into a Marketing and Advertising Advisory Services Agreement (the “Agreement”) with Growth Point Advisors, Ltd. (“Growth Point”) for Growth Point to provide a comprehensive marketing, advertising and branding campaign for the Greater China Region on behalf of the Company’s MyDx AquaDx sensor. The campaign shall include, but not be limited to, the development of both the front and back-end of an e-commerce web site targeting the Chinese audience as well as introductions to potential key personnel to launch and manage the campaign.

In consideration for the services described above, the Company shall pay Growth Point a monthly service fee of $30,000. Should the Company fail to pay the monthly service fee, Growth Point shall have the right to convert the monthly service fee into the Company’s common stock at a 50% discount of the lowest closing price of the Company’s common stock for the 15 trading days upon send notice of non-payment to the Company.

Resale Licensing Agreement

On October 4, 2016, the Company executed a Resale Licensing Agreement with ANP Technologies, Inc. (“ANP”) (the “Agreement”) that outlines the terms and conditions for a One-Time, Non-Exclusive Resale License to MyDx, Inc. for the sale of ANP’s ACE-III-C pesticide and toxic heavy metal Lateral Flow Assay detection test under MyDx, Inc.’s brand. The Agreement provides for the purchase and resale of 10,000 units as part of a Phase I validation of the product’s merchantability.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

continued

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

Since September 30, 2016, the Company has issued 112,087,172 shares of the Company’s common stock for conversion of Convertible Notes Payable and settlement of other payable obligations.

On October 5, 2016, the Company, Lynx Consulting and Phoenix Fund Management, LLC (“Phoenix Fund”) entered into an Assignment and Modification Agreement. Phoenix Fund purchased the debt claim held by Lynx Consulting from MyDx. In settlement of the Claim, the Company shall issue and deliver to Phoenix Fund shares of its common stock as requested by Phoenix Fund, periodically, at a fifty percent (50%) discount from the average closing price of the Company’s common stock for the 22 trading days prior to the date of issuance.  Upon execution of the assignment, Lynx released MyDx, Inc. from all liabilities under the original note.

On October 19, 2016, the Company, Talent Cloud Limited, Meyers Associates, L.P. and Rockwell Capital Partners. Inc. (“Rockwell”) entered into an Assignment and Modification Agreement. Rockwell purchased the debt claim held by Talent Cloud Limited and Meyers Associates, L.P. from MyDx. In settlement of the Claim, the Company shall issue and deliver to Rockwell shares of its common stock as requested by Rockwell, periodically, at a forty-five percent (45%) discount from the lowest price of the Company’s common stock for the seven trading days prior to the date of issuance. Upon execution of the assignment, Talent Cloud Limited and Meyers Associates, L.P. released MyDx, Inc. from all liabilities under the original claims.

On November 14, 2016, the Company entered into Securities Purchase Agreement (the “SPA”) and Convertible Promissory Note in the original principal amount of $35,000 (the “Note”) with Crown Bridge Partners, LLC (“Crown”) pursuant to which Crown funded $31,500 to the Company after the deduction of a $3,500 original issue discount and $1,500 for legal fees. The Note bears interest at the rate of 8% and must be repaid on or before August 9, 2017. The Note may be prepaid by the Company at any time prior to the date which is 180 days after the date of issuance of the Note at a premium to the amount outstanding at the time of prepayment (as determined in the Note). The Note may be converted by Crown at any time after the nine (6) month anniversary of the Note into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the Note). The SPA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the SPA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Current Report.

Management has considered subsequent events through November 16, 2016, the date these financial statements were issued, and, other than the items mentioned above, no other events have occurred subsequent to September 30, 2016 which would have a material effect on the financial statements of the Company.

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

The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of MyDx. MyDx’s financial statements for the three and nine months ended September 30, 2016 and the audited results of operations of MyDx for the period ended December 31, 2015.

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

Overview

The Company’s first product, MyDx®, is a multiuse hand-held chemical analyzer. Using one device with interchangeable sensors, MyDx is intended to allow consumers to test for selected pesticides in food, fruits, herbs, plants and vegetables; chemicals in water; and, toxins in the air. As of the date of this filing, the Company is offering the CannaDxTM reusable electronic sensor to be used for analyzing cannabis that is compatible with MyDx analyzer. The analyzer itself has an interface designed to communicate with most iOS or Android smartphones via Bluetooth. Once the app is downloaded and the device is synced, a sample can be placed in the sample chamber, which can be stimulated to release the chemicals of interest into the vapor phase for detection, with the results reported on the smartphone App. The company has also recently launched its single use AquaDxTM and OrganaDxTM sensors, which leverage established technology to detect pesticides and heavy metals in water and produce, respectively.

Plan of Operations

We are aggressively pursuing plans to expand our distribution network and to continue our efforts to sell our products through our on-line store. Our overall objective is to increase our revenues to generate adequate operating income sufficient to cover our operating expenses going forward. The following are some of the recent achievements we have made during 2016 in our mission to achieve our plan:

In June we launched our new, feature-rich CannaDxTM smart phone App for both iOS and Android platforms. Along with the wireless, multi-use MyDx chemical analyzer and its CannaDx sensor, this smart phone app is an integral component of the MyDx CannaDx system.

In June we announced MyDx has signed an agreement with Arrow Electronics to scale its supply chain and contract manufacturing capabilities for its MyDx product line. Under the terms of the agreement, Arrow Electronics will provide end-to-end supply chain management and contract manufacturing support, technical support and a credit facility for the MyDx chemical analyzer product line.

In September we announced MyDx is launching its AquaDx™ sensor chip for the analysis of toxic chemicals in water, and is now accepting pre-orders at special pricing for early adopters.  The AquaDx Sensor works interchangeably with the MyDx Analyzer and, along with the CannaDx™ sensor.

In September we entered into a Distribution and License Agreement with a company operating under the charter of the People’s Republic of China as an authorized dealer of the Company’s MyDx Sensor and MyDx Analyzer products with exclusive rights to package and distribute the products in the People’s Republic of China.

In October we announced MyDx is launching its OrganaDxTM single use sensor chip for the analysis of pesticides and heavy metals in cannabis, fruits and vegetables.

In November we announced that the “MyDx One” smart-phone app catapulted to the top of the iOS App Store charts fueled by Novembers historic passage of state ballot initiatives in eight new states passing cannabis laws. The Company anticipates an increase in revenues from this additional interest in our technology.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

Revenue

For the three months ended September 30, 2016 and 2015, the Company had net revenue of $134,240 and $219,180, respectively. For the period ended September 30, 2015, the Company had completed its research and development stage and shipped its first product. The decline in net revenues reflects the shipments in 2015 that were a cumulative buildup of pre-sales from the company inception. During 2015, sales returns and allowances amounted to 7.3% of gross revenues versus 3.4% in 2016.

Cost of Goods Sold and Gross Profit

For the three months ended September 30, 2016 and 2015, the cost of goods sold were $79,434 and $131,173, respectively. Gross profit as a percentage of net revenues for the three months ended September 30, 2016 and 2015 was 40.8% and 40.2%, respectively.

Operating Expenses

For the three months ended September 30, 2016, the Company incurred operating expenses in the amount of $1,976,382 compared to $1,447,564 for the three months ended September 30, 2015. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses. The increase in operating expenses is mainly due to our territorial marketing efforts to promote our products with a third-party distributor in China P.R.

Research and Development

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products.

For the three months ended September 30, 2016, the Company expended $111,315 for various research and development projects for hardware, database, software and sensor development as compared to $364,370 for the three months ended September 30, 2015. The decrease of approximately $253,000, or 69%, resulted primarily from decreases of approximately $216,000 in independent contractors; $96,000 in salaries, wages and benefits; $12,000 in tooling costs; $7,000 in purchases of non-capital equipment and software; $4,000 in hardware product development samples; $2,000 in travel and entertainment expenses; $1,000 in freight costs; and,. These decreases were partially offset by increases of $50,000 in employee recruiting fees; $14,000 in stock-based compensation; $11,000 in parts and materials; $5,000 in website maintenance; $3,000 in depreciation expense; and, $3,000 in licenses and permits.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily consist of salaries, wages and benefits, consulting fees for third-party services and general marketing expenses.

For the three months ended September 30, 2016, the Company expended $1,588,884 as compared to $203,091 for the three months ended September 30, 2015. The increase of approximately $1,386,000, or 682%, resulted primarily from increases of approximately $1,200,000 in territory development fees; $200,000 in independent contractors; $104,000 in employee recruiting fees; $10,000 in sales commissions; $6,000 in advertising expenses; $5,000 in trade show expenses; and $1,000 in dues and subscriptions. These increases were partially offset by decreases of $94,000 in salaries, wages and benefits; $14,000 in stock-based compensation; $12,000 in shipping and delivery expenses; $7,000 in travel and entertainment expenses; $6,000 in rent and facilities costs; $2,000 in website maintenance; and, $1,000 in telephone and other communications costs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses.

For the three months ended September 30, 2016, the Company expended $276,183 as compared to $880,103 for the three months ended September 30, 2015. The decrease of approximately $604,000, or 69%, resulted primarily from decreases of approximately $405,000 in independent contractors; $85,000 in stock-based compensation; $65,000 in salaries, wages and benefits; $25,000 in rent and facilities costs; $22,000 in other expenses; $18,000 in accounting fees; $15,000 in legal fees; $11,000 in insurance premiums; $9,000 in travel and entertainment expenses; $6,000 in board of directors fees; $5,000 in payroll processing fees; $3,000 in public company expenses; $2,000 in purchases of non-capital equipment and software; $1,000 in income taxes; $1,000 in depreciation and amortization; and, $1,000 in supplies and miscellaneous expense. These decreases were partially offset by increases of $48,000 in financing fees; $8,000 on impairment of assets; $6,000 in organization expenses; $4,000 in late fees; $3,000 in bank and credit card processing fees; $1,000 in other professional fees; and, $1,000 in repairs and maintenance.

Interest Expense

Interest expense totaled $807,622 and $1,051 for the three months ended September 30, 2016 and 2015, respectively. The increase of 806,571 resulted primarily from the increase of interest expense related to the convertible notes payable and amortization of debt issuance costs related to the convertible notes payable outstanding during the three months ended September 30, 2016.

Changes in Fair Value of Derivative Liabilities

The $198,338 gain on changes in fair value of derivative liabilities is resulted from the changes in fair value of embedded conversion feature associated from the convertible notes payables.

Loss on settlement of debt

Loss on settlement of debt totaled $335,952 for the three month period ended September 30 2016. The loss reflects the discounted value share conversion prices versus the market values for shares of common stock issued in settlement of debts.

Comparison of Nine Months Ended September 30, 2016 and 2015

Revenue

For the nine months ended September 30, 2016 and 2015, the Company had net revenue of $574,880 and $219,180, respectively. For the period ended September 30, 2015, the Company had completed its research and development stage and shipped its first product in the third quarter. The net revenue for the nine months ended September 30, 2016 included $68,000 of revenue related to the sale test result data.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the nine months ended September 30, 2016 and 201 were 50.4% and 40.2%, respectively. The gross margin was positively affected by the sale of test result data which had no related cost of sales. The effective gross margin for product sales was 43.8%. This effective gross margin includes returns and allowances and discounts of approximately 9%. Excluding returns and allowances and discounts, our gross profit percentage was approximately 48.4% which is below our expected normal gross margin of 50%.

Operating Expenses

For the nine months ended September 30, 2016, the Company incurred operating expenses in the amount of $3,561,343 compared to $5,372,684 for the nine months ended September 30, 2015. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses. The decrease is mainly resulted from the decrease of research and development activities and the departure of certain independent contractors and officers of the Company which were partially offset by the increase in marketing expenses for our marketing efforts in China P.R.

Research and Development Expenses

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the nine months ended September 30, 2016, the Company expended $352,407 for various research and development projects for hardware, database, software and sensor development as compared to $1,717,784 for the nine months ended September 30, 2015. The decrease of approximately $1,365,000, or 80%, resulted primarily from decreases of approximately $451,000 in independent contractors; $435,000 in salaries, wages and benefits; $261,000 in hardware product development samples and materials; $152,000 in stock-based compensation; $56,000 in tooling charges; $32,000 in travel and entertainment expenses; $29,000 in product samples; $14,000 in freight costs; $11,000 in purchases of non-capital equipment and software; $10,000 in licenses and permits; and, $1,000 in telephone and other communications expenses. These decreases were partially offset by increases of approximately $50,000 in employee recruiting fees; $23,000 in depreciation expense; and, $14,000 in website amortization.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, wages and benefits, consulting fees for third-party services and general marketing expenses. For the nine months ended September 30, 2016, the Company expended $1,792,496 as compared to $875,744 for the nine months ended September 30, 2015. The increase of approximately $917,000, or 105%, resulted primarily from increases of $1,200,000 in territorial development fees; $188,000 in independent contractors; $104,000 in employee recruiting fees; $42,000 in advertising; $36,000 in sales commissions; $9,000 in samples; and, $1,000 in amortization. These increases were partially offset by decreases of approximately $307,000 in salaries, wages and benefits; $245,000 in stock-based compensation; $30,000 in travel and entertainment expenses; $21,000 in supplies and miscellaneous expenses; $18,000 in website maintenance; $15,000 in rent and facilities costs; $13,000 in postage and shipping costs; $7,000 in trade show expenses; $6,000 in telephone and communications expenses; $1,000 in purchases of non-capitalized equipment and software.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses.

For the nine months ended September 30, 2016, the Company expended $1,416,440 as compared to $2,779,156 for the nine months ended September 30, 2015. The decrease of approximately $1,363,000, or 49%, resulted primarily from decreases of $654,000 in independent contractors; $303,000 in salaries, wages and benefits; $205,000 in legal fees; $156,000 in stock-based compensation; $68,000 in organization expenses related to the merger; $60,000 in travel and entertainment; $32,000 in rent and facilities costs; $17,000 in payroll processing fees; $16,000 in board of directors’ fees; $11,000 in public company expenses; $8,000 in ERP systems costs; $7,000 in purchases of non-capitalized equipment and software; $3,000 in other taxes; $2,000 in trade shows; $2,000 in licenses and permits; $1,000 in telephone and other communications expenses; $1,000 in charitable contributions; $1,000 in advertising expenses; and, $1,000 in website maintenance. These decreases were partially offset by increases of approximately $80,000 in finance fees related to the convertible notes payable; $40,000 in accounting fees; $25,000 in insurance premiums; $12,000 in bank and credit card processing fees; $10,000 in other professional fees; $8,000 in late fees; $6,000 in impairment of assets; $2,000 in depreciation and amortization; 1,000 in dues and subscriptions; and $1,000 in website maintenance.

Interest Expense

The increase of $420,190, or 95%, resulted primarily from the increase of interest expense related to the convertible notes payable and amortization of debt issuance costs related to the convertible notes payable outstanding during the nine months ended September 30, 2016.

Changes in Fair Value of Derivative Liabilities

The $198,338 gain on changes in fair value of derivative liabilities is resulted from the changes in fair value of embedded conversion feature associated from the convertible notes payables.

Loss on settlement of debt

Loss on settlement of debt totaled $409,887 for the nine month period ended September 30 2016. The loss reflects the discounted value share conversion prices versus the market values for shares of common stock issued in settlement of a debts.

Liquidity and Capital Resources

Since its inception, capital raised by the Company has been used primarily for the Company’s research and development efforts and to support its operations. As of September 30, 2016, the Company had remaining cash of $183,752 with a net working capital deficit of $2,420,840. As a result of the Company’s significant operating expenditures and the lack of significant product sales revenue, we expect to incur losses from operations for the near future and will be required to seek additional capital to sustain our operations.

We reported negative cash flow from operations for the year ended December 31, 2015 and for the nine months ended September 30, 2016. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generate sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $183,752 will not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Working Capital

	September 30,
	2016	2015
Current assets	$599,935	$752,131
Current liabilities	3,020,775	965,178
Working Capital Deficit	$(2,420,840)	$(213,047)

Current assets for the quarter ended September 30, 2016 decreased compared to December 31, 2015 primarily due to a decrease in inventories and prepaid expenses.

Current liabilities for the quarter ended September 30, 2016 increased compared to December 31, 2015 primarily due to an increase in accrued liabilities; asset based loans; accounts payable; derivative liability; plus, an increase in the current portion of convertible notes payable.

Cash Flows

	Nine Months Ended September 30,
	2016	2015
Net Cash Provided by (Used in) Operating Activities	$(698,547)	$(4,104,594)

Net Cash Provided by (Used in) Investing Activities	-	(177,133)

Net Cash Provided by (Used in) Financing Activities	738,619	3,660,536
	$40,072	$(621,191)

Net Cash Provided by (Used in) Operating Activities

During the nine months ended September 30, 2016, cash used in operations was $698,547 which was primarily the result of a net loss of approximately $4,348,000 and increases of approximately $30,000 in accounts receivable and a decrease of $2,000 in long-term portion of leases payable which were partially offset by increases of approximately $1,770,000 in accounts payable and accrued liabilities and decreases of approximately $111,000 in inventories; $69,000 in customer deposits; and $34,000 in prepaid expenses; and, non-cash adjustments to net loss of approximately $410,000 in loss on debt settlement; $378,000 in stock-based compensation; $72,000 in depreciation and impairment expense; and, $182,000, in interest expense related to amortization of debt issuance costs; and $549,000 resulted from the amortization of debt discount. During the nine months ended September 30, 2015, cash used in operations was approximately $4,105,000 which was primarily the result of a net loss of $5,729,000 increases of $522,000 in inventory purchases and an increase of $99,000 in prepaid expenses; $117,000 in customer deposits; $7,000 in accounts receivable; a decrease of $165,000 in accounts payable and accrued liabilities all of which were partially offset by non-cash adjustments to net loss of $1,702,000 in common stock issued in exchange for services rendered; $419,000 in interest expense related to amortization of debt issuance costs, $376,000 in stock-based compensation, and $37,000 in depreciation expense.

Net Cash Provided by (Used in) Investing Activities

For the nine months ended September, 2016 and 2015 cash used in investing activities totaled zero and $177,313, respectively, which resulted from purchases of equipment for the nine months ended September 30, 2015.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2016, financing activities provided cash of $738,619 which resulted from an increase of approximately $223,000 in net proceeds from the issuance of asset based loans, net of issuance costs, $490,000 in proceeds from the issuance of convertible notes payable, net of issuance costs; and $25,000 in proceeds from note payable–related party, For the nine months ended September 30, 2015, financing activities provided approximately $3,661,000 which resulted from an increase of approximately $3,633,000 in proceeds from the issuance of convertible preferred stock, net of issuance costs; $25,000 in proceeds from note payable-related party; and $3,000 in proceeds from issuance of common stock from exercise of stock options.

Going Concern

At September 30, 2016, we had an accumulated deficit of $14,245,551 and incurred a net loss of $4,347,986 for the nine month period ended September 30, 2016.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K as of September 3, 2016.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

There have not been any material changes to our exposures to market risk during the three months ended September 30, 2016 that would require an update to the relevant disclosures provided in our 2015 Annual Report on Form 10-K filed with the SEC on April 27, 2016 and Form 10-Q filed with the SEC on August 15, 2016.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of September 30, 2016, due to the fact that management has not fully remediated the material weakness described in our Current Report on Form 10-K filed with the Securities and Exchange Commission on April 27, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.. Any of these situations could have a material adverse effect on our business.

Item 1A. RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 27, 2016.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 9, 2016, the Company entered into Securities Purchase Agreement (the “SPA”) and Convertible Promissory Note in the original principal amount of $35,000 (the “Note”) with Crown Bridge Partners, LLC (“Crown”) pursuant to which Crown funded $30,000 to the Company after the deduction of a $3,500 original issue discount and $1,500 for legal fees. The Note bears interest at the rate of 8% and must be repaid on or before August 9, 2017. The Note may be converted by Crown at any time after the nine (6) month anniversary of the Note into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the Note). The SPA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the SPA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to this Current Report.

During the three months ended September 30, 2016, the Note holder converted the Note and accrued unpaid interest into 7,142,526 share of the Company’s common stock.

During the three months ended September 30, 2016, the note holder elected to convert the Note and accrued and unpaid interest into 3,107,345 shares of the Company’s common stock.

On September 19, 2016, the Company executed a third note with Adar Bays in the amount of $80,000 as part of the original Securities Purchase Agreement completed on December 22, 2015. The Note contains a 10% original issue discount and a documentation fee of $3,750 such that the purchase price of the Note $75,000. The Note matures on September 19, 2017. The Note bears interest at the rate of 8% per annum and may be converted by Adar Bays at any time after the date which is six months of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Notes) calculated at the time of conversion.

During the three months ended September 30, 2016, the note holder elected to convert a portion of the Note into 6,449,615 shares of the Company’s common stock.

During the three months ended September 30, 2016, the note holder elected to convert the Note and accrued interest into the note holder elected to convert the Note balance of $104,500 and accrued inter thereon into 7,107,376 share of the Company’s common stock.

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

During the three months ended September 30, 2016, the Note holder elected to convert the Note and unpaid interest into 7,670,457 shares of the Company’s common stock.

On September 19, 2016, the Company executed a second Note in the amount of $110,000 with Union Capital LLC as part of the financing pursuant to a Securities Purchase Agreement with Union Capital, LLC dated December 15, 2015. The Note contains a 10% original issue discount and a $5,000 documentation fee such that the purchase price of each Note is $95,000. The Note is due and payable not later than September 19, 2017. The Notes bear interest at the rate of 8% per annum; are due and payable on September 19, 2017; and may be converted by Union Capital at any time after the date which is nine months of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Notes) calculated at the time of conversion.

On September 1, 2016, the Company entered into a Distribution and License Agreement (the “Agreement”) with Powerfull Holdings , Ltd (“Powerfull”), a company operating under the charter of the People’s Republic of China, making China Science and Technology (“CST”) an authorized dealer of the Company’s MyDx Sensor and MyDx Analyzer products with exclusive rights to package and distribute the products in the territory defined as the People’s Republic of China (the “Territory”), including but not restricted to manufacturers, distributors, consumers and regulators in the Territory. Upon execution of the Agreement, the Company issued 10 million shares of its common stock to Powerfull Holdings in accordance with the terms and conditions specified in the Agreement. China Science and Technology, a Powerfull Holdings affiliated company is the assignee of all rights under this agreement.

On September 30, 2016, the Company accepted performance under the agreement with Lynx Consulting Group, Ltd. (“Lynx Consulting”) dated April 3, 2016 (the “Agreement”) to render consulting services in connection with the creation and development of MyDx Asia, including staffing an office to develop and expand the Company’s business in the Greater China Region. Lynx Consulting’s performance included but was not limited to securing the Distribution License Agreement between the Company and Powerfull Holdings, Ltd. Dated September 1, 2016 referenced in Exhibit 10.1. As consideration for execution of the Agreement, the Company will to pay Lynx Consulting a one-time fee of $1,000,000 for its services plus an incentive fee based on an agreed percentage of the value of the base revenue of contracts produced by Lynx Consulting during the first year of the Agreement, which, at the discretion of the Company, can be paid in cash or shares of common stock.

During the three months ended September 30, 2016, the Company issued convertible noteholders a total of 35,188,375 from conversion of notes.

During the three months ended September 30, 2016, the Company issued 17,426,800 shares of the Company’s common stock to retire $155,557 of the total claims and recorded a loss on debt settlement of $133,019 reflecting the difference in the discounted conversion price and the market price.

During the nine months ended September 30, 2016, the Company issued 16,654,214 shares of common stock in exchange for services at a fair value of $378,345.

For the nine months ended September 30, 2016, the Company granted options to non-employees to purchase 125,000 shares of common stock at an exercise price of $0.57 per share

The issuance of the above securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3. DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Distribution License Agreement between the Company and Powerfull Holdings, Ltd., dated September 1, 2016, assigned to China Science and Technology.
10.2	Consulting Agreement between the Company and Lynx Consulting Group, Ltd., dated April 3, 2016.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

+In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MyDx, Inc.

Date: November 21, 2016	By:	/s/ Daniel R. Yazbeck
	Name:	Daniel R. Yazbeck
	Title:	Chief Executive Officer, Chairman of the Board and Chief Financial Officer

