Form 10-K
period 2016-12-31
MyDx, Inc.
filed 2017-04-20
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number: 000-55596

MyDx, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0384160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6335 Ferris Square, Suite B

San Diego, CA 92121

(Address of principal executive offices) (Zip Code)

(800) 814-4550

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

(Title of class)

Common Stock, par value $0.001

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (12,415,691) of the registrant at June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,738,196.74, based upon the closing price ($0.14) of the registrant’s common stock on that date as reported on the OTCQB marketplace of the OTC Markets.

Number of shares of common stock outstanding as of March 23, 2017 was 1,450,204,599.

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

On April 9, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CDx Merger Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”), and CDx, Inc. (“CDx”), a Delaware corporation. Pursuant to the Merger Agreement, Merger Sub was to merge with and into CDx with CDx surviving the merger as the Company’s wholly owned subsidiary (the “Merger”). The Merger is treated as a reverse acquisition of the Company, a public shell company, for financial accounting and reporting purposes. As such, CDx is treated as the acquirer for accounting and financial reporting purposes while the Company is treated as the acquired entity for accounting and financial reporting purposes. On April 24, 2015, in anticipation of closing the Merger, the Company changed its name to MyDx, Inc. On April 30, 2015, the Merger was consummated.

Pursuant to the Merger Agreement, upon consummation of the Merger, each share of CDx’s capital stock issued and outstanding immediately prior to the Merger was converted into the right to receive one (1) share of the Company’s common stock, par value $0.001 per share (the “Common Stock”). Additionally, pursuant to the Merger Agreement, upon consummation of the Merger, the Company assumed all of CDx’s options and warrants issued and outstanding immediately prior to the Merger, 6,069,960 and 7,571,395 shares of Common Stock, respectively. Prior to and as a condition to the closing of the Merger, each then-current Company stockholder agreed to sell certain shares of Common Stock held by such holder to the Company and the then-current Company stockholders retained an aggregate of 1,990,637 shares of common stock. Therefore, following the Merger, CDx’s former stockholders held 19,855,295 shares of the Common Stock which was approximately 91% of the Common Stock outstanding on April 30, 2015.

Business

MyDx is a science and technology company that develops and deploys products and services in the following focus areas:

1)	Consumer Products – smart devices and consumables
2)	Data Analytics – pre-clinical chemical analysis and patient feedback ecosystem
3)	Biopharmaceuticals – identifying ‘green Active Pharmaceutical IngredientsTM, (gAPITM) and corresponding formulations
4)	Software as a Service (SaaS) – Software services for prescribers, patient groups, cultivators, and regulators

We are committed to addressing areas of critical national need to promote public safety, transparency and regulation in the various markets we serve.

The Company’s first product, MyDx®, also known as “My Diagnostic”, is a multiuse hand-held chemical analyzer made for consumers and professional users which feeds our data analytics platform and SaaS business. MyDx is intended to allow consumers to Trust & Verify® what they put into their mind and body by using our science and technology to test for pesticides in food, chemicals in water, toxins in the air, and the safety and potency of cannabis samples, which is our initial focus.

The Company’s founder, sole officer and sole member of the Board of Directors, Daniel Yazbeck, is an experienced executive with over 15 years of product research, development and commercialization experience including at Fortune 500 companies. Mr. Yazbeck was a scientist for Pfizer Pharmaceuticals, specializing in Chemical R&D technologies that identify and manufacture Active Pharmaceutical Ingredients at scale using green chemistry and a strategic product and market developer for Panasonic, engineering new consumer electronic products and deploying them with strategic partners in the healthcare industry. Mr. Yazbeck is also a seasoned asset-backed investor at Yazbeck Investments and holds a master of science degree from McGill University.

MyDx, and it’s wholly owned subsidiary, CDx, has successfully executed on a four-year business plan. The company has received cash investment of approximately $9 million to date. In 2013, CDx was established with $210,000 in seed funding and support from an entity affiliated with Mr. Yazbeck to secure strategic development partners and establish a product and IP portfolio. In 2014, CDx developed, protected, manufactured and marketed the beta version of its first product, the MyDx Analyzer, through a crowdfunding campaign that launched in January 2014 as well as a financing round where $600,000 of shares of CDx, Inc. Series A Preferred Stock was sold through April 2014 and $2 million in convertible notes were issued through September 2014. The Beta product was released in the first quarter of 2015, at which point $4,800,000 of shares of Series B Preferred Stock in CDx, Inc. was sold followed by the completion of the Merger. The official product was released in the third quarter of 2015 and the company received an additional $250,000 loan from an entity affiliated with Mr. Yazbeck to help finance its operations in the fourth quarter. In 2016, we believe the Company continued to penetrate the market and increased brand recognition. In addition, in 2016, the Company launched additional products that tests for pesticides in food and chemicals in water and financed the company’s operations primarily through the issuance of convertible debt.

Business Segments (Cannabis Industry Focus)

The company is currently focused on 4 key business segments to service the cannabis industry.

1.	Consumer Products

Smart Devices & Consumables

1)	CannaDxTM

●	The cannabis industry’s first hand-held cannabis sensor and analyzer with disposable single use inserts.
●	Comes with a mobile app that acts as a ‘virtual budtender’.
●	Analyzes cannabis sample and provides a Total Canna ProfileTM (TCP), a more complete chemical profile to include THC and the most prevalent cannabinoids and terpenes found in cannabis plants.
●

Cannabinoids such as THC and CBD have been reported to bind the CB1 and CB2 receptors found throughout the human body and have been reported to provide relief to an array of symptoms, including pain, nausea, and inflammation to name a few. Terpenes, which have been reported to compound the effects of cannabinoids on the body via an “Entourage Effect”, are also important in determining the overall physiological effects various cannabis chemical profiles.

●	Enables users to log their ailments and side effects and tie those back to the exact chemical profile
●	Provides strain recommendations based on desired “relief” input based on crowdsourced community feedback.

2)	Delivery Devices

●	MyDx plans to develop smart hardware that gather user data
●	Integrated with Bluetooth as well as other technologies that will allow for mobile-app control, dose restrictions, safety controls, and usage statistics.
●	We plan to OEM these product to third-party customers

3)	MyDx 2

●	MyDx plans to develop he first touchscreen kitchen tablet in the market with integrated MyDx sensor reading capability
●	Sensor lineup to include OrganaDx, AquaDx, and AeroDx.
●	Company plans to offer CannaDx data portal management ability in MyDx 2.

MyDx plans to evaluate 510K approval process to leverage its consumer products and the ability of insurance companies to support sales of its smart devices and generate HIPPA compliant crowdsourced data.

2.	Data Analytics

Pre-Clinical Chemical Analysis and Patient Feedback Ecosystem

MyDx will have four classes of data and algorithms:

1)	User Data

●	When users download the CannaDx mobile app, we may ask them put in personal details such as gender, location, height, weight, age etc. that we maintain while complying with HIPAA.

2)	Chemical Composition Data

●	This information is sourced from a number of inputs including the CannaDx Handheld’s Total Canna Profile (TCP), partner laboratories analyses, and branded pre-tested concentrates.

3)	User Feedback

●	Provided by users in our CannaDx mobile app as they try various products and record their experiences with those products.

4)	Usage Statistics

●	We will capture type, frequency, dosage, ailments relieved, and side effects.

MyDx plans to leverage this data, which combined is referred to as the Total Canna ProfileTM (TCP), combined with our proprietary algorithms, to develop key insights into user behavior based on unique chemical profiles. Our goal is to track how a specific sample is expected to help relieve certain ailments and to validate the results.

3.	Biopharmaceutical

Identifying ‘green Active Pharmaceutical IngredientsTM’ (gAPITM) and corresponding formulations

1)	Sale and License of Product Formulations

●	MyDx plans to work with third party customers to license crowdsourced formulated chemical profiles that are expected to address a specific “relief” desired using its own proprietary formulas derived from our extensive dataset and algorithms.

2)	Sale of green Active Pharmaceutical Ingredients (gAPITM)

●	This division will also look to provide an organic source of extracted green Active Pharmaceutical Ingredients (gAPITM), such as a predefined terpene formulation, for consumer and industrial use.
●	Given that certain classes of gAPI’s such hemp derived CBD and terpenes might offer “relief” without the “high” THC provides, MyDx intends to partner with leaders in the industry to offer branded products without THC, akin to a “virgin” cocktail, if it finds that these formulations offer the benefits desired and the legal framework to sell them is viable.

4.	SaaS (Software as a Service)

Software services for prescribers, patient groups, cultivators, and regulators

1)	MyDx App

●	Available in iOS and Android and controls the MyDx Analyzer
●	Tracks patient tested samples and physiological feedback
●	Prints a Certificate of Analysis, which includes patient feedback
●	Offers patients groups and their doctors with OEM software to track what the community is experiencing
●	Centrally hosted in our secure cloud based server
●	Will offer in App purchases for additional software subscription features

2)	Software to Support Laboratory Marketing, Customer Service and Data Aggregation

●	MyDx will offer what we believe will be the premier lead generator and outsourced services provider for cannabis testing labs
●	Through certain assets MyDx expects to develop or acquire, as well as leads generated from our handheld analysis and smart devices, we believe MyDx will be positioned to become a world leader in cannabis laboratory marketing and services and as the largest “data holder” of tested cannabis and the associated chemical profiles tied to the ailment therapy.

Recent Highlights

The following are some of our 2016 achievements:

●	CannaDxTM, as a standalone business, has generated more than $1 million in revenue since commercialization began in 2015, mainly from online sales, and is helping thousands of consumers Trust & Verify® their cannabis every day.

●	AquaDxTM single use sensors were launched to test for harmful chemicals in water, helping Flint, Michigan and Tampa, Florida residents in critical areas of need Trust & Verify® the safety of their drinking water, as featured by CNN and ABC News.

●	OrganaDxTM single use sensors were launched to test for pesticides and heavy metals in cannabis and food, as featured by NBC News.
●	CannaDxTM proprietary database more than doubled in size, to tens of thousands of crowdsourced ailments and feelings associated with unique chemical profile datapoints. Backed by pharmacological insights shared in our MyDx White Paper, we believe we are positioned to play an important role in understanding the science of cannabis and its future role in the biopharmaceutical industry.

Product Overview: MyDx

Our core technology is centered on a portable chemical sensing and analyzing method, represented by our first product, MyDx. MyDx is a portable chemical hand-held analyzer, combined with a sensor and associated mobile app, which together, act as an electronic nose by detecting and analyzing molecules present in a given sample. MyDx aims to complement chemical analysis in the lab by putting it into the palm of the user’s hand.

Each MyDx sensor has sensitivity that can reach parts per billion, which the Company believes is unique for a handheld chemical analyzer at our consumer price-point for MyDx. The MyDx device has a user-friendly interface and is designed to easily communicate via Bluetooth with our mobile app, which can be downloaded on any iOS, Android, or Windows smartphone. Given the sensitivity of the MyDx device, once the app is downloaded and the device is synced, a small sample can be placed in the sample chamber, which is then stimulated, releasing the chemicals of interest into a vapor for identification by the MyDx Analyzer. The process of analysis takes about three minutes, after which the user will be able to view the interpreted chemical composition of the sample on his or her mobile smart phone via our mobile app. In addition, the app will track and save the results of each analysis for future reference and comparison, and will aggregate reports on and analyses of various chemical compounds to help educate the consumer about the results. MyDx sensors can be switched by the user based on the type of the sample being tested, and the user will simply launch the associated app from their smartphone. The Company believes that, based on its portability, MyDx is the first portable multi-use chemical sensing and analyzing technology available for use by a broad range of consumers, especially in our target market applications.

Product Features/MyDx Service

The MyDx Analyzer comes with a variety of product features that is intended to provide consumers with a user-friendly experience. The Company has developed what we believe is a sleek and durable unit that, paired with one of our four sensors, has capabilities to analyze a variety of chemical compounds in the palm of the user’s hand. The MyDx Service connects the MyDx Analyzer to the MyDx App using BLE (Bluetooth Low Energy) connection. The MyDx App communicates with the secure MyDx Cloud via the Internet.

The MyDx Analyzer comes with Bluetooth connectivity in order to engage the MyDx App, which provides the user with additional information to help them understand the chemicals found by the MyDx Analyzer. The MyDx Cloud compares what was sensed by the MyDx Analyzer with scientific data about that sample on the back-end, revealing cannabinoid and terpene levels found in the sample for the CannaDx application for example.

The MyDx App

The MyDx App is available for iPhone and Android platforms. Once the MyDx App is installed on the consumer’s mobile device, the consumer can turn on the MyDx Analyzer using the small button on the side next to the power cable slot. Using the MyDx App, the consumer can initiate the testing process. The MyDx App then attempts to find and sync with the MyDx Analyzer via a wireless Bluetooth connection. The consumer can then load their sample into the Sample Chamber. They will take an empty disposable Sample Insert and place their sample into the Sample Insert. This is done by gently grinding the sample between their fingers and letting the contents fall into the chamber. They fill the sample up to just below the rim of the insert. Once the sample is loaded and the chamber is closed, they follow the onscreen instructions and click “Next”. The MyDx Analyzer is placed on a flat surface, and the consumer presses the “Start” button. Within approximately three minutes later the results are available.

Target Audiences

The Company believes the CannaDx sensor may have broad appeal to individuals who use medicinal cannabis for their health. In many cases, the chemical compounds consumers need to know about are not correctly identified at the point-of-sale, and the consumers may not be aware of how a strain will affect them. Using the CannaDx sensor, consumers will be able to identify certain chemical compounds in different strains of cannabis that are associated with the desired response to its use. This makes MyDx an important tool for both cannabis patients and recreational users who want to understand the product they are consuming, how it affects their body and allows them to track how certain chemical profiles are treating any symptoms they may have.

In addition to the consumer audience for our CannaDx sensor, we expect businesses in the cannabis industry, including cultivators, processors, dispensaries, and retail distributors to use MyDx as an additional test for their own products or the products that they are buying for resale to consumers. However, MyDx is not a replacement for commercial lab testing using standard gas chromatography and other lab equipment.

Distribution and Marketing Strategy

The Company distributes its products through various channels, including e-commerce via the Company’s website, direct to retail, amazon.com, and sales through affiliate partners. The company also intends to expand into retail distribution. As part of our marketing strategy, the Company also works with bloggers, websites and social media channels with large audiences, to ensure that the potential market knows and understands the promise of the MyDx Analyzer. The Company plans to use industry conferences, media outreach, and social media channels such as Facebook, LinkedIn, Twitter, Instagram, Google+ and more to push its message to the right audiences. Public relations efforts through Tier 1 news media interviews and conference speaking engagements has been a critical cost effective source of marketing for the company to date.

Market Overview

Cannabis Market (CannaDxTM)

According to ProCon.org, as of March 23, 2017, 28 states and the District of Columbia have passed regulations permitting cannabis use in one form or another.  According to cannabis research firm Arcview, sales of legal weed in North America rose by 34% to $6.9 billion in 2016, and based on estimates from investment firm Cowen & Co., U.S. legal sales could reach $50 billion by 2026. For added context, ArcView estimates that North American black market sales totaled $46.4 billion last year.

Given the relative youth of the industry, and the lack of federal legalization of either medical or recreational cannabis use, few practical cannabis quality control solutions exist today. Medicinal cannabis patients therefore often have a very difficult time understanding what psychotropic effects they should expect before consuming a particular strain of cannabis, even when the strain is labelled with the percentage concentration of THC or CBD, two common cannabinoids present in the cannabis plant that impact its potency and impact on the user. Both medical cannabis patients and recreational consumers deserve a practical and affordable solution to gain control over what to expect from a given strain before choosing to put it into their body. MyDx, used in conjunction with the app, is designed to enable those individuals to gain control over what they are consuming and to achieve some consistency in how they are feeling or how effectively certain symptoms are being treated. This is accomplished by having the user enter ailment relief data into the app and comparing that feeling data to the specific chemical composition of the cannabis ingested. In such manner, a database can be developed enabling MyDx users to be more deliberate as to the strain and chemical features of the cannabis they choose to procure in the future. MyDx users may also elect to develop and maintain their own personal database within the app.

Water Quality Testing Market (AquaDxTM)

According to a market research report published by MarketsandMarkets, the global Water Testing & Analysis Instruments Market was valued at $2.7 billion in 2014 and is projected to grow at a CAGR of 5.2% from 2014 to 2019 to reach a value of $3.5 billion by 2019. Trends such as increasing government regulations for water quality, environmental concerns such as water contamination & pollution, and increasing industrialization & urbanization are driving the global water testing & analysis market. The European region is the leading global manufacturer and exporter of water testing & analysis instruments.

Food Satety Testing Market (OrganaDxTM)

According to a market research report published by MarketsandMarkets, the food safety testing market, in terms of value, is projected to reach around USD 17.16 Billion by 2021, at a CAGR of around 7.4% from 2016. Global increase in outbreaks of foodborne illnesses and increase in regulations in developed countries are some of the factors driving this market. The food safety testing market is segmented on the basis of contaminant, food tested, technology, and region.

Air Quality Testing Market (AeroDx®)

According to a market research report published by MarketsandMarkets, the global Air Quality Equipment Market is expected to reach $6.147 Billion by 2019 from $3.965 Billion in 2014, growing at a CAGR of 9.15% between 2014 and 2019. The rising air pollution will be the most important growth drivers for this market in the forecast period (2012-2019). Moreover, increased health concerns and stringent air pollution control norms by government organizations are also expected to drive the market growth. However, high cost of equipment and lack of government funding for research may hinder the growth of this market.

Competition

Chemical Analysis Smart Devices

Currently, the Company believes there are no portable, consumer-focused, reasonably-priced chemical analysis platforms on the market that compete directly with MyDx in the cannabis sector. The Company is aware of two hand-held analyzer devices in development which are being marketed to consumers. One is Scio, which plans to use spectrometer technology to externally scan food, medicine and plants. The other one is FOOD sniffer, which is being marketed as the world’s first electronic nose that helps consumers determine the quality of meat, poultry and fish before they eat it, thereby reducing the risk of food poisoning by testing food to confirm that it is safe to consume. In addition, larger gas chromatography units that range from $25,000 to well over $100,000, are available, but we believe these larger units ultimately will not compete for the consumer base to which that the Company plans to market MyDx.

In contrast, the Company has brought to market a consumer-focused, chemically sensitive device for under $700. The Company believes that the combination of a relatively low price point, chemical sensitivity, and patentable intellectual property provide barriers to competition. However, companies with far greater resources than the Company could develop competing technologies and products that could impact the market for the Company’s products.

Currently, the company is not aware of any competitors that have crowdsourced cannabis TCP data based on a tested chemical profile in real time.

Research and Development

The Company incurred research and development expenses of approximately $686,000 and $1,695,000 during the years ended December 31, 2016 and 2015 related to the development of the MyDx Analyzer and the sensors.

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

We currently have an arrangement with All Quality & Services, Inc. a Silicon Valley based Electronics Manufacturing Services provider to manufacture and assemble our current MyDx analyzer. We also have a manufacturing agreement with Arrow Electronics, Inc., a fortune 100 company with headquarters in Denver, CO, to support manufacturing and assembly of our future MyDx products.

Intellectual Property

MyDx owns the exclusive right to the following patents for our cannabis market field of use:

Patent #	Serial #	Title	Issue date
7,359,802	10/618,546	Methods for Remote Characterizations of an Odor	4/15/2008
7,189,353	11/054,055	Use of Spatiotemporal Response Behavior in Sensor Arrays to Detect Analytes in Fluids	3/13/2007
7,144,553	10/651,917	Use of An Array of Polymeric Sensors of Varying Thickness for Detecting Analytes in Fluids	12/5/2006
6,759,010	09/910,243	Use of An Array of Polymeric Sensors of Varying Thickness for Detecting Analytes in Fluids	7/6/2004
6,610,367	09/910,242	Use of An Array of Polymeric Sensors of Varying Thickness for Detecting Analytes in Fluids	8/26/2003
6,170,318	09/183,724	Methods of Use for Sensor Based Fluid Detection Devices	1/9/2001
6,093,308	09/258,713	Sensors for Detecting Analytes in Fluids	7/25/2000
6,013,229	09/095,376	Sensor Arrays for Detecting Analytes in Fluids	1/11/2000
6,010,616	08/986,500	Sensor Arrays for Detecting Analytes in Fluids	1/4/2000

5,959,191	09/006,279	Sensor Arrays for Detecting Analytes in Fluids	9/28/1999
5,951,846	09/006,142	Sensor Arrays for Detecting Analytes in Fluids	9/14/1999
5,911,872	08/949,730	Sensors for Detecting Analytes in Fluids	6/15/1999
5,891,398	09/154,604	Sensor Arrays for Detecting Analytes in Fluids	4/6/1999
5,788,833	08/696,128	Sensors for Detecting Analytes in Fluids	8/4/1998
5,698,089	08/689,227	Sensor Arrays for Detecting Analytes in Fluids	12/16/1997
5,571,401	08/410,809	Sensor Arrays for Detecting Analytes in Fluids	11/5/1996
DE 0820585	696 05 906.1-08	Sensor Arrays for Detecting Analytes in Fluids	12/29/1999
3,963,474	08-529590/96	Sensor Arrays for Detecting Analytes in Fluids	6/1/2007
1,151,272	99960357.4	Simultaneous Determination of Equilibrium and Kinetic Properties	9/30/2009
918986	97938223.1	Sensor Arrays for Detecting Analytes in Fluids	10/17/2007
820585	96910563.4	Sensor Arrays for Detecting Analytes in Fluids	12/29/1999
8,394,330	09/409,644	Conductive Organic Sensors, Arrays and Methods of Use	3/12/2013
7,966,132	12/082,972	Methods for Remote Characterizations of an Odor	6/21/2011
7,955,561	11/108,538	Colloidal Particles Used in Sensing Arrays	6/7/2011
7,595,023	11/490,732	Spatiotemporal and Geometric Optimization of Sensor Arrays for Detecting Analytes in Fluids	9/29/2009
7,175,885	09/770,089	Compositionally Different Polymer-Based Sensor Elements and Method for Preparing Same	2/13/2007
7,122,152	09/842,204	Spatiotemporal and Geometric Optimization of Sensor Arrays for Detecting Analytes in Fluids	10/17/2006
6,962,675	10/214,794	Use of Spatiotemporal Response Behavior in Sensor Arrays to Detect Analytes in Fluids	11/8/2005
6,773,926	09/963,788	Nanoparticle-Based Sensors for Detecting Analytes in Fluids	8/10/2004
6,631,333	09/596,758	Methods for Remote Characterizations of an Odor	10/7/2003
6,571,603	09/318,900	Method of Resolving Analytes In a Fluid	6/3/2003
6,455,319	09/568,784	Use of Spatiotemporal Response Behavior in Sensor Arrays to Detect Analytes in Fluids	9/24/2002
6,387,329	09/442,074	Use of An Array of Polymeric Sensors of Varying Thickness for Detecting Analytes in Fluids	5/14/2002
6,350,369	09/291,932	Method and System for Determining Analyte Activity	2/26/2002
6,290,911	09/106,791	Compositionally Different Polymer-Based Sensor Elements and Method for Preparing Same	9/18/2001
2,264,839	2264839	Sensors Arrays for Detecting Analytes in Fluids	5/9/2006
993,605	98931709.4	Compositionally Different Polymer-Based Sensor Elements and Method for Preparing Same	4/19/2000
334,530	334530	Sensor Arrays for Detecting Analytes in Fluids	7/6/2000
206,322	992497	Sensor Arrays for Detecting Analytes in Fluids	1/30/2002
193,532	977351	Sensor Arrays for Detecting Analytes in Fluids	9/27/1999
n/a	99930562.6	Polymer/Plasticizer Based Sensor	n/a
n/a	99931777.9	Colloidal Particles Used In Sensing Arrays	n/a
n/a	n/a	A Portable Electronic Nose	n/a
7,359,802	10/618,546	Methods for Remote Characterizations of an Odor	4/15/2008
7,189,353	11/054,055	Use of Spatiotemporal Response Behavior in Sensor Arrays to Detect Analytes in Fluids	3/13/2007
7,144,553	10/651,917	Use of An Array of Polymeric Sensors of Varying Thickness for Detecting Analytes in Fluids	12/5/2006
6,759,010	09/910,243	Use of An Array of Polymeric Sensors of Varying Thickness for Detecting Analytes in Fluids	7/6/2004
6,610,367	09/910,242	Use of An Array of Polymeric Sensors of Varying Thickness for Detecting Analytes in Fluids	8/26/2003
6,170,318	09/183,724	Methods of Use for Sensor Based Fluid Detection Devices	1/9/2001
6,093,308	09/258,713	Sensors for Detecting Analytes in Fluids	7/25/2000
6,013,229	09/095,376	Sensor Arrays for Detecting Analytes in Fluids	1/11/2000
6,010,616	08/986,500	Sensor Arrays for Detecting Analytes in Fluids	1/4/2000
5,959,191	09/006,279	Sensor Arrays for Detecting Analytes in Fluids	9/28/1999
5,951,846	09/006,142	Sensor Arrays for Detecting Analytes in Fluids	9/14/1999
5,911,872	08/949,730	Sensors for Detecting Analytes in Fluids	6/15/1999
5,891,398	09/154,604	Sensor Arrays for Detecting Analytes in Fluids	4/6/1999
5,788,833	08/696,128	Sensors for Detecting Analytes in Fluids	8/4/1998
5,698,089	08/689,227	Sensor Arrays for Detecting Analytes in Fluids	12/16/1997
5,571,401	08/410,809	Sensor Arrays for Detecting Analytes in Fluids	11/5/1996
7,966,132	12/082,972	Methods for Remote Characterizations of an Odor	6/21/2011
6,571,603	09/318,900	Method of Resolving Analytes In a Fluid	6/3/2003
6,350,369	09/291,932	Method and System for Determining Analyte Activity	2/26/2002

On July 2, 2014, the Company filed assignments of all right, title and interest for four United States provisional patent applications that were recorded with the United States Patent and Trademark Office on July 3, 2014. The United States provisional patent applications assigned to the Company were acquired for consideration that included cash and stock. The Company filed an international patent application with an international filing date of July 14, 2014 that cites priority to the four United States provisional patent applications. The international patent application is currently pending with a U.S. National Stage Filing App Ser. No: 14/905,780 entitled Apparatus for Detection and Delivery of Volatilized Compounds and Related Methods filed on January 15, 2016.

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

With respect to our CannaDx sensor, there is a substantial amount of change occurring in the United States regarding both the medical and recreational use of cannabis, and a number of individual states have enacted state laws to enable distribution, possession, and use of cannabis for medical, and in some cases, recreational purposes. Despite the development of a legal medical or recreational cannabis industry under certain state laws, cannabis use and possession remains illegal under federal law, and such state laws are in conflict with the Federal Controlled Substances Act. The Obama Administration had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute individuals lawfully abiding by state-designated laws allowing for use and distribution of medical and recreational cannabis. However, there is no guarantee that the Trump Administration will not change the previous Administration’s stated policy regarding enforcement of federal laws in states where cannabis has been legalized. Also, the possession, use, cultivation, or transfer of cannabis remains illegal under the Federal Controlled Substances Act. Our CannaDx sensor may be sold to customers that are engaged in the business of possession, use, cultivation, or transfer of cannabis. As a result, law enforcement authorities regulating the illegal use of cannabis may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a).

Subsidiary

We have one wholly owned subsidiary, CDx, Inc., a Delaware Corporation which was incorporated on September 16, 2013.

Employees

As of March 23, 2017, we had 3 officers, 1 full-time employee and 5 dedicated independent contractors and consultants. For the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. Even if we receive sufficient funding to hire additional employees, we may rely principally on independent contractors for substantially all of our technical and manufacturing needs.

We have one written employment agreement with Mr. Yazbeck. Currently, we are not actively seeking additional employees or engaging any consultants through a formal written agreement or contract. Services are provided on an as-needed basis. This may change in the event that we are able to secure financing through equity or loans to the Company.

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

We incurred a net loss of approximately $16,502,000 for the year ended December 31, 2016 and a cumulative net loss of approximately $26,399,000 from September 16, 2013 (date of inception) to December 31, 2016.

We expect to continue to incur losses for the foreseeable future, and these losses will likely increase as we continue to commercialize our products. The amount of future losses and when, if ever, we will achieve profitability are uncertain. If our products do not achieve market acceptance, we may never become profitable. The initial cost of completing development of our products and penetrating our anticipated markets will be substantial, and there is no assurance that we will be successful in doing so. Although we shipped our first revenue units in the third quarter of 2015, if we are not successful in growing revenues and controlling costs, we will not achieve profitable operations or positive cash flow, and even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Absent of a significant increase in revenue or additional equity or debt financing, we may not be able to sustain our ability to continue as a going concern.

Furthermore, we are experiencing the costs and uncertainties of a young operating company, including unforeseen costs and difficulties. We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

Negative Operating Cash Flow

We reported negative cash flow from operations for the year ended December 31, 2016. It is anticipated that we will continue to report negative operating cash flow in future periods until we are able to increase our product sales volumes.

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

Our cash balance as of December 31, 2016 was approximately $38,000. We do not have adequate funds to fully develop our business, and we need other capital investment to fully implement our business plans. Our current estimate of additional funds required for the next year is $750,000. We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

While in 2016 we satisfied over $1.5 million in convertible debt used to finance the Company's critical obligations in 2015 and 2016, this same convertible debt used to finance our operations has resulted in heavy dilution and a sharp decline in share price.  The Company expects to continue to experience dilution in the near future.

We are dependent on our current management team. If we fail to attract and retain key management personnel, we may be unable to successfully develop or commercialize our products.

In the early stages of development, our business will be significantly dependent on our management team. Our success will be particularly dependent upon Mr. Yazbeck. The loss of his services could have a material adverse effect on us. We have not obtained key-man insurance on the life of Mr. Yazbeck. Moreover, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified sales and marketing and management personnel. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel to join the Company on acceptable terms.

We may not be able to attract or retain qualified management and research personnel in the future due to the intense competition for qualified personnel in our industry. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will impede significantly the achievement of our research and development objectives, our ability to raise additional capital and our ability to implement our business strategy. In particular, if we lose Mr. Yazbeck, we may not be able to find a suitable replacement in a timely fashion or at all, and our business may be harmed as a result.

We have experienced recent management and director changes.

On July 10, 2015, at the request of the Company’s Board of Directors (the “Board”) and as part of management reorganization, Mr. Yazbeck resigned his position as Chief Executive Officer of the Company and the Company’s subsidiary, CDx, Inc. As part of the reorganization, Thomas Gruber was appointed as the Chief Executive Officer of the Company and CDx, Inc. On August 4, 2015, the Company terminated its President, Chief Technology Officer and Chief Marketing Officer. On August 6, 2015, Thomas Gruber resigned as the Chief Executive Officer, Chief Operating Officer and a director of the Company and CDx. Mr. Gruber continued as the Chief Financial Officer and Secretary of the Company and CDx. On August 6, 2015, Mr. Yazbeck was appointed as the Interim Chief Executive Officer of the Company and CDx. On September 1, 2015, Mr. Gruber resigned as Chief Financial Officer and Secretary of the Company and CDx. On September 9, 2015, Mr. Yazbeck resigned as the Interim Chief Executive Officer of the Company and CDx and Albert Hugo-Martinez was appointed as the Chief Executive Officer and Interim Chief Financial Officer of the Company and CDx. On September 23, 2015, Mr. Hugo-Martinez resigned as the Chief Executive Officer and Interim Chief Financial Officer of the Company and CDx. On September 24, 2015 Michael Harris resigned from the Board, and on September 29, 2015 Edward Roffman resigned from the Board. On September 29, 2015, Mr. Yazbeck was appointed as the Chief Executive Officer and Chief Financial Officer of the Company and CDx. On February 23, 2016, Federico Pier and George Jackoboice resigned from the Board and CDx. On February 26, 2016, Steven Katz resigned from the Board and CDx.

These changes have been disruptive to the management and operations of the company and could have an adverse effects on our business, operating results and financial conditions.

Our sole executive officer, director and insider stockholder beneficially owns or controls a majority of our outstanding voting stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company.

On December 23, 2016, the Board designated 51 shares of Preferred Stock as Series A Preferred Stock (“Series A Preferred”). Among other provisions, each one (1) share of the Series A Preferred shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036). On December 23, the 51 shares were issued to Mr. Yazbeck, the Company’s sole officer and the sole member of the Board. Mr. Yazbeck, via his ownership of the 51 shares of the Series A Preferred, has control of the majority of the Company’s voting stock.

On January 6, 2017, the Company designated 300,000 shares of Preferred Stock as Series B Preferred Stock (“Series B Preferred”). The Series B Preferred is convertible into shares of Common Stock at a conversion price of $0.0001. Holders of the Series B Preferred are entitled to receive dividends annually equal to $0.10 for each share of Series B Preferred held. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series B Preferred then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of Common Stock. Until such time as there are fewer than 20,000 shares of Series B Preferred outstanding, the Company needs to obtain the majority votes of the holders of Series B Preferred with regard to certain actions. Holders of Series B Preferred shares are entitled to one vote for each share held, are entitled to elect up to two members to the Board, and, absent such election, are provided certain voting and veto rights with regard to any vote by the Board. On January 6, the 300,000 shares of the Series B Preferred were issued to Mr. Yazbeck.

Accordingly, Mr. Yazbeck has the power to control the election of members of the Board and the approval of actions for which the approval of our stockholders is required, including amendments to our Articles of Incorporation, as amended (the “Articles”), mergers or other business combinations. If you acquire shares of Common Stock, you may have no effective voice in the management of our Company. Such concentrated control of our Company may adversely affect the price of our Common Stock. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our Common Stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his or her shares.

Additionally, Mr. Yazbeck may take action that could be a conflict of interest and not in the best interest of all stockholders. Such actions could adversely affect the price of our stock and discourage new stockholders from purchasing shares of our stock.

We have no Independent Board Members and only one person sitting on the Board.

Currently, the Company has only one Board member, Mr. Yazbeck, who is our sole officer and is thus not independent. Mr. Yazbeck beneficially owns or controls a majority of our outstanding voting stock. Therefore, the Company does not receive the benefit of independent oversight over actions being taken. Without independent oversight, actions may be taken that may not be in the best interest of all stockholders which could adversely affect the price of our stock and discourage new stockholders from purchasing our stock.

These changes have been disruptive to the management and operations of the Company and could have a material adverse effect on our business, operating results, and financial condition.

Initially we will be dependent on one product.

Our Aero, Aqua and Organa Sensors will not be commercialized in the near future. Therefore, the CannaDx sensor will account for a substantial portion of our revenues for the foreseeable future. As a result, our future operating results are dependent upon market acceptance of those products, neither of which has been commercially launched as of the date hereof. Factors adversely affecting the pricing of, demand for, or market acceptance of the sensors, such as regulatory complications, competition, or technological change, could have a material adverse effect on our business, operating results, and financial condition.

One of our initial products, the CannaDx sensor, relates to cannabis, which is a controlled substance under federal law.

Despite the development of a legal medical or recreational cannabis industry under certain state laws, cannabis use and possession remains illegal under federal law, and such state laws are in conflict with the Federal Controlled Substances Act. Since our initial product, the CannaDx sensor, relates to the use of cannabis, it may generate public controversy and be the subject of federal regulation or other action. Political and social pressures and negative publicity could limit or restrict the introduction and marketing of our initial or future product candidates. Adverse publicity from cannabis misuse, adverse side effects from cannabis or other cannabinoid products may harm the commercial success or market penetration achievable by our CannaDx sensor. The nature of our CannaDx sensor product attracts a high level of public and media interest, and in the event of any resultant negative publicity, our reputation may be harmed.

Laws and regulations affecting the cannabis industry are constantly changing, which could detrimentally affect our business, and we cannot predict the impact that future legislation or changes in enforcement practices may have on our company.

There is a substantial amount of change occurring in the United States regarding both the medical and recreational use of cannabis, and a number of individual states have enacted state laws to enable distribution, possession, and use of cannabis for medical, and in some cases, recreational purposes. The Obama Administration had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute individuals lawfully abiding by state-designated laws allowing for use and distribution of medical and recreational cannabis. However, there is no guarantee that the Trump Administration will not change the previous Administration’s stated policy regarding enforcement of federal laws in states where cannabis has been legalized.

Future active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers to invest in or buy our CannaDx sensor, which is used in connection with cannabis. In addition, federal or state legislation could be enacted in the future that could prohibit customers of our CannaDx sensor from distributing, possessing, or using cannabis. If such legislation were enacted, customers may discontinue use of our CannaDx sensor, our potential source of customers would be reduced, and our revenues may decline. Violation of any federal or state law, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability, and financial condition.

As the possession and use of cannabis is illegal under the Federal Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services that we provide to users, and as such may be subject to enforcement actions which could materially and adversely affect our business

The possession, use, cultivation, or transfer of cannabis remains illegal under the Federal Controlled Substances Act. Our CannaDx sensor may be sold to customers that are engaged in the business of possession, use, cultivation, or transfer of cannabis. As a result, law enforcement authorities regulating the illegal use of cannabis may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

Due to the use of our first product, the CannaDx sensor, in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liabilities.

Insurance that is generally readily available, such as workers compensation, general liability, and directors and officers insurance, may be more difficult for us to find, and more expensive, because our CannaDx sensor provides a service to companies and customers in the cannabis industry. There are no guarantees that we will be able to secure such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, we may be prevented from entering into certain business sectors, our growth may be inhibited, and we may be exposed to additional risks and financial liabilities.

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

We have incurred costs and might incur additional costs related to the Merger.

We have incurred various non-recurring costs associated with the Merger, including, but not limited to, legal, accounting, and financial advisory fees. The substantial majority of our non-recurring expenses have been composed of these costs and expenses related to the execution of the acquisition.

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

In addition to patents, we expect to rely on a combination of trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical security measures to protect our intellectual property rights. These measures may not be adequate to safeguard our technology. If they do not protect our rights adequately, third parties could use our technology, and our ability to compete in the market would be reduced. Although we are attempting to obtain patent coverage for our technology where available and where we believe appropriate, there are aspects of the technology for which patent coverage may never be sought or received. We may not possess the resources to or may not choose to pursue patent protection outside the United States or any or every country other than the United States where we may eventually decide to sell our future products. Our ability to prevent others from making or selling duplicate or similar technologies will be impaired in those countries in which we have no patent protection. Although we have in excess of 30 licensed issued patents as well as pending patent applications on file in the United States protecting aspects of our technology under development, our patents may not issue as a result of those applications drawing priority or otherwise based on those patent applications, may issue only with limited coverage or may issue and be subsequently successfully challenged by others and held invalid or unenforceable.

Similarly, even if patents do issue based on our applications or future applications, any issued patents may not provide us with any competitive advantages. Competitors may be able to design around our patents or develop products that provide outcomes comparable or superior to ours. Our patents may be held invalid or unenforceable as a result of legal challenges by third parties, and others may challenge the inventorship or ownership of our patents and pending patent applications. In addition, if we choose to and are able to secure protection in countries outside the United States, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. In the event a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge.

Our strategy is to deploy our technology into the market, license patent and other proprietary rights to aspects of our technology to third parties and customers. Disputes with our licensors may arise regarding the scope and content of these licenses. Further, our ability to expand into additional fields with our technologies may be restricted by existing licenses or licenses we may grant to third parties in the future.

The policies we use to protect our trade secrets may not be effective in preventing misappropriation of our trade secrets by others. In addition, confidentiality agreements executed by our employees, consultants and advisors may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. Litigating a trade secret claim is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge methods and know-how. If we are unable to protect our intellectual property rights, we may be unable to prevent competitors from using our own inventions and intellectual property to compete against us, and our business may be harmed.

We may be subject to patent infringement or other intellectual property lawsuits that could be costly to defend.

Because our industry is characterized by competing intellectual property, we may become involved in litigation based on claims that we have violated the intellectual property rights of others. Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. No assurance can be given that third party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued. Because of the number of patents issued and patent applications filed in our technical areas or fields (including some pertaining specifically to wireless charging technologies), our competitors or other third parties may assert that our products and technology and the methods we employ in the use of our products and technology are covered by United States or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending which may result in issued patents that our technology under development or other future products would infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There could also be existing patents that one or more of our technologies, products or parts may infringe and of which we are unaware. As the number of competitors in the market for wire-free power and alternative recharging solutions increases, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

We have various manufacturers for the components of our products, including Next Dimension Technologies, Inc. We do not have long-term purchase agreements with our contract manufacturers and we depend on a concentrated group of contract manufacturers for a substantial portion of manufacturing our products. There can be no assurance that our contract manufacturers will be able or willing to reliably manufacture our products, in volumes, on a cost-effective basis or in a timely manner. If we cannot compete effectively for the business of these contract manufacturers, or if any of the contract manufacturers experience financial or other difficulties in their businesses, our revenue and our business could be adversely affected. In particular, if Next Dimension Technologies decides to cease doing business with us or becomes subject to bankruptcy proceedings, we may not be able to obtain the sensors for our products, which could be detrimental to our business.

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

Trading in the Common Stock is conducted on the OTCQB marketplace owned by OTC Markets Group Inc., as we currently do not meet the initial listing criteria for any registered securities exchange.  The OTCQB is a less recognized marketplace than the registered securities exchanges and is often characterized by low trading volume and significant price fluctuations.  These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders could find it difficult to dispose of, or obtain accurate quotations of the price of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited.  If a public market for our common stock does develop, these factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock.

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

There are limitations in connection with the availability of quotes and order information on the OTCQB.

Trades and quotations on the OTCQB involve a manual process and the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available.  The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price.  Execution of trades, execution reporting and the delivery of legal trade confirmation may be delayed significantly.  Consequently, one may not be able to sell shares of our Common Stock at the optimum trading prices.

There are delays in order communication on the OTCQB.

Electronic processing of orders is not available for securities traded on the OTCQB and high order volume and communication risks may prevent or delay the execution of one’s OTCQB trading orders.  This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our Common Stock.  Heavy market volume may lead to a delay in the processing of OTCQB security orders for shares of our Common Stock, due to the manual nature of the market.  Consequently, one may not able to sell shares of our Common Stock at the optimum trading prices.

There is a risk of market fraud on the OTCQB.

OTCQB securities are frequent targets of fraud or market manipulation.  Not only because of their generally low price, but also because the OTCQB reporting requirements for these securities are less stringent than for listed or NASDAQ traded securities, and no exchange requirements are imposed.  Dealers may dominate the market and set prices that are not based on competitive forces.  Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our Common Stock.

There is a limitation in connection with the editing and canceling of orders on the OTCQB.

Orders for OTCQB securities may be canceled or edited like orders for other securities.  All requests to change or cancel an order must be submitted to, received and processed by the OTC Markets.  Due to the manual order processing involved in handling OTCQB trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one’s order.  Consequently, one may not be able to sell its shares of our Common Stock at the optimum trading prices.

Increased dealer compensation could adversely affect our stock price.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our Common Stock on the OTCQB if the stock must be sold immediately.  Further, purchasers of shares of our Common Stock may incur an immediate “paper” loss due to the price spread.  Moreover, dealers trading on the OTCQB may not have a bid price for shares of our Common Stock on the OTCQB.  Due to the foregoing, demand for shares of our Common Stock on the OTCQB may be decreased or eliminated.

The Board has the right to issue additional shares of common stock or preferred stock, without stockholder consent, which could have the effect of creating substantial dilution or impeding or discouraging a takeover transaction.

Pursuant to our certificate of incorporation, the Board may issue additional shares of common or preferred stock. Any additional issuance of common stock or the issuance of preferred stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, thereby protecting the continuity of our management. Specifically, if in the due exercise of its fiduciary obligations, the Board was to determine that a takeover proposal was not in the best interest of the Company or our stockholders, shares could be issued by the Board without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

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

Mr. Yazbeck controls a majority of our voting stock, and he may make decisions that our stockholders do not consider to be in their best interests.

As of the date of this Report, Mr. Yazbeck, our sole officer and sole member of our Board, and affiliated entities beneficially controls, in the aggregate, approximately 52% of our outstanding voting stock. Mr. Yazbeck owns 2.7% of the shares of Common Stock outstanding, however, via his control of the “super-voting” shares of Series A Preferred Stock, Mr. Yazbeck controls a majority of our voting stock. As a result, Mr. Yazbeck has the ability to exert substantial influence over the election of the Board and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and the Board’s decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our Company.

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

For the years ended December 31, 2016 and 2015, we and our auditors identified a material weakness in our internal control over financial reporting due to the Company not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge and experience in the application of accounting for warrants to purchase common and preferred stock issued in connection with convertible notes payable and convertible preferred stock and accounting for non-employee stock options. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. If the Company does not address the material weaknesses, we may not be able to manage our business as effectively as would be possible with an effective control system in place.

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

Our plan is to sell our products both directly to customers and through distribution channels. We may not be successful in developing additional distribution. In addition, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling our products. Our failure to develop new distribution channels, the loss of a distribution relationship or a decline in the efforts of a reseller or distributor could adversely affect our business.

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

We incurred a net loss of approximately $16,502,000 for the year ended December 31, 2016 and a cumulative net loss of approximately $26,399,000 from September 16, 2013 (date of inception) to December 31, 2016.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company owns no properties. On April 1, 2015, the Company signed a 31-month lease at $7,968 per month for approximately 6,200 square feet of office and laboratory space at 6335 Ferris Square, Suite B, San Diego, California. The facility includes approximately 1,500 square feet of laboratory space.

The Company believes its leased office and laboratory space are adequate for its current needs.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

PRICE RANGE OF OUR COMMON STOCK AND DIVIDEND INFORMATION

Our common stock trades publicly on the OTCQB under the symbol “MYDX”. The closing price of our common stock on the OTCQB on March 23, 2017, was $0.0126 per share.

Our common stock commenced trading on April 16, 2015 under the symbol of MYDX. The following table sets forth the high and low bid prices per share of our common stock by the OTCQB for the periods indicated as reported on the OTCQB.

2015	Low	High
For the period commencing October 1, 2015 and ended December 31, 2015	$0.38	$1.31
For the period commencing July 1, 2015 and ended September 30, 2015	$1.08	$1.97
For the period commencing April 16, 2015 and ended June 30, 2015	$1.06	$2.99

2016	Low	High
For the period commencing October 1, 2016 and ended December 31, 2016	$0.0016	0.0850
For the period commencing July 1, 2016 and ended September 30, 2016	$0.0081	0.2000
For the period commencing April 1, 2016 and ended June 30, 2016	$0.1000	0.7360
For the period commencing January 1, 2016 and ended March 31, 2016	$0.3500	0.8500

The trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Shareholders of Record

As of March 23, 2017, an aggregate of 1,450,204,599 shares of our Common Stock were issued and outstanding and owned by approximately 115 shareholders of record. Due to shares of our Common Stock being held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

On September 30, 2016, the Company amended its Articles to increase the Company’s authorized shares of common stock from three hundred and seventy-five million (375,000,000) to ten billion (10,000,000,000), par value $0.001 per share and to authorize for issuance up ten million (10,000,000) shares of blank check preferred stock par value $0.001 per share. The Board is authorized to designate the rights and preferences of each series of preferred stock.

On December 23, 2016, the Board designated 51 shares of Series A Preferred Stock. Among other provisions, each one (1) share of the Series A Preferred shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036). The 51 shares were issued to Daniel Yazbeck, the Company’s Chief Executive officer and the sole member of the Board. Mr. Yazbeck, via his ownership of the 51 shares of the Series A Preferred, has control of the majority of the Company’s voting stock.

On January 6, 2017, the Company designated 300,000 shares of Preferred Stock as Series B Preferred Stock. The Series B Preferred is convertible into shares of Common Stock at a conversion price of $0.0001. Holders of the Series B Preferred are entitled to receive dividends annually equal to $0.10 for each share of Series B Preferred held. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series B Preferred then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of Common Stock. Until such time as there are fewer than 20,000 shares of Series B Preferred outstanding, the Company needs to obtain the majority votes of the holders of Series B Preferred with regard to certain actions. Holders of Series B Preferred shares are entitled to one vote for each share held, are entitled to elect up to two members to the Board, and, absent such election, are provided certain voting and veto rights with regard to any vote by the Board. On January 6, the 300,000 shares of the Series B Preferred were issued to Mr. Yazbeck.

Recent Sales of Unregistered Securities

None, other than as previously disclosed on Form 8-K.

Repurchase of Equity Securities

We have no plans, programs or other arrangements in regards to repurchases of our common stock.

Dividends

We have not since December 12, 2012 (date of inception) declared or paid any cash dividends on shares of our Common Stock and currently do not anticipate paying such cash dividends on shares of our Common Stock. Any determination to pay dividends in the future on shares of our Common Stock will be at the discretion of the Board and will depend upon our results of operations, financial condition, tax laws and other factors as the Board, in its discretion, deems relevant.

Holders of the Series B Preferred are entitled to receive dividends annually equal to $0.10 for each share of Series B Preferred held.

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

The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of MyDx. MyDx’s audited financial statements for the years ended December 31, 2016 and 2015.

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

For the Year Ended December 31, 2016

Overview

MyDx is consumer products and data analytics company leveraging proprietary science and technology to develop consumer products initially focused on the cannabis industry.

The Company’s first product, MyDx®, also known as “My Diagnostic”, is a multiuse hand-held chemical analyzer made for consumers and professional users. MyDx is intended to allow consumers to Trust & Verify® what they put into their mind and body by using one device with interchangeable sensors to test for pesticides in plants, chemicals in water, toxins in the air, and the safety and potency of cannabis samples.

In our 2015 year end letter to shareholders, we highlighted the launch of the MyDx Analyzer with the CannaDx sensor as well as becoming a public company as the primary milestones achieved that year, and set a goal to focus on two key pillars of success in 2016: product sales and market liquidity.  We believe we have achieved our 2016 goals.

2016 Key Milestones Achieved

Product & Market

●	CannaDxTM, as a standalone business, has generated approximately $1 million in revenue since commercialization began in 2015, mainly from online sales, and is helping thousands of consumers Trust & Verify® their cannabis every day.

●	AquaDxTM single use sensors were launched to test for harmful chemicals in water, helping Flint, Michigan and Tampa, Florida residents in critical areas of need Trust & Verify® the safety of their drinking water, as featured by CNN and ABC News.

●	OrganaDxTM single use sensors were launched to test for pesticides and heavy metals in cannabis and food, as featured by NBC News.
●	CannaDxTM proprietary database more than doubled in size, to tens of thousands of crowdsourced ailments and feelings associated with unique chemical profile datapoints. Backed by pharmacological insights shared in our MyDx White Paper, we believe we are positioned to play an important role in understanding the science of cannabis and its future role in the biopharmaceutical industry.

Corporate and Finance

1.

During the course of the restructuring, our goal was to become cash flow positive. However, it is clear that our plan will require, as financing permits, to have significant R&D and market penetration expenses in the near future and in that instance, we do not plan to be cashflow positive or profitable as we gain market share.

We believe the Company may be cashflow positive and profitable in 2017 through its active reduction in cash burn and increasing sales and margins.
2.	We satisfied over $1.5M in convertible debt used to finance the Company's critical obligations in 2015 and 2016, including supporting R&D and daily operations, paying off and renegotiating minimum royalty obligations with our sensor developer from $100,000 per year to $15,000 per year, paying off debt that was depleting our daily cashflow, and investing in expansion of our products overseas using a higher margin licensing business model. This same convertible debt used to finance our operations has resulted in heavy dilution and a sharp decline in share price. The Company expects to continue to experience dilution in the near future.

3.	The Company has obtained shareholder approval to effect, in the Board’s discretion, a reverse stock split. By December 24, 2017, the Company may effect a reverse stock split because it believes that such an action may:

1.	Facilitate potential higher levels of institutional stock ownership where investment policies generally prohibit investment in lower priced securities.
2.	Create a capital structure that better reflects a potentially profitable company.
3.	Better match the number of shares outstanding with the size of the Company in terms of market capitalization, shareholder equity, operations and potential earnings.
4.	Better enable the company to raise funds.

The Board shall maintain the right to elect not to proceed with the reverse split if it determines that this proposal is no longer in the best interests of the Company’s shareholders.

Looking forward to 2017:

Our main objective at this time is to complete the restructuring of MyDx to clean up the balance sheet, recruit and incentivize key executives, managers and advisors, expand the science and technology team, and re-position the Company to attract long term growth capital that is required to:

1.	Leverage MyDx’s proprietary database to generate new revenues streams for the company by producing and licensing formulated products and corresponding green Active Pharmaceutical Ingredients (gAPITM)for the cannabis industry.

2.	Increase market share in areas of critical national need with the CannaDx, OrganaDx, and AquaDx applications globally through product enhancements, industry partnerships, and global sales and marketing efforts.
3.	Develop and integrate MyDx products into established Smart Home applications, a.k.a. the Internet of Things (IoT).
4.	Invest in MyDx next generation technology to create the most practical, reliable and affordable chemical analysis platform in the world for the everyday consumer and commercial operator.

Plan of Operations

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $16,501,889 and $6,367,297, respectively, for the years ended December 31, 2016 and 2015, respectively, and had an accumulated deficit of $26,399,453 as of December 31, 2016.

Liquidity and Capital Resources

Our principal sources of cash have been proceeds from private placements of common and preferred stock, incurrence of debt and the sale of equity securities held as investments.

As of December 31, 2016, the Company had a working capital deficit of $3,347,268 with cash of $38,203. Our cash decreased by approximately $105,477 during the year ended December 31, 2016.

Negative Operating Cash Flow

We reported negative cash flow from operations for the years December 31, 2016 and 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generate sufficient revenues to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $38,203 will not be sufficient to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

Revenue

For the year ended December 31, 2016 and 2015, the Company had net revenue of $808,176 and $383,396, respectively. For the year ended December 31, 2015, the Company had completed its research and development stage and shipped its first product in the third quarter.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the year ended December 31, 2016 and 2015 were 40% and 42%, respectively. The gross margin was positively affected by the sale of test result data, licensing and tech transfer revenue which had minimal related cost of goods. The effective gross margin for product sales was 29%. This effective gross margin includes returns and allowances and discounts of approximately 8%. Excluding returns and allowances and discounts, our gross profit percentage was approximately 34% which is below our expected normal gross margin of 50%.

Operating Expenses

For the year ended December 31, 2016, the Company incurred operating expenses in the amount of $4,542,036 compared to $6,080,534 for the year ended December 31, 2015. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses. The decrease is mainly resulted from the decrease of general and administrative expenses and research and development activities with the departure of certain independent contractors and officers of the Company which were partially offset by the increase in marketing expenses for our overseas territory development efforts in China P.R.

Research and Development Expenses

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the year ended December 31, 2016, the Company expended $686,095 for various research and development projects for hardware, database, software and sensor development as compared to $1,694,521 for the year ended December 31, 2015. The decrease of $1,008,426, or 60%, resulted primarily from decreases of approximately $383,000 in salaries, wages and benefits; $367,000 in independent contractors; $261,000 in hardware product development samples and materials; $164,000 in stock-based compensation; $60,000 in tooling charges; $40,000 in product samples; and $34,000 in travel and entertainment expenses. These decreases were partially offset by increases of approximately $299,000 in employee recruiting fees and $30,000 in depreciation expense.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, wages and benefits, consulting fees for third-party services and general marketing expenses. For the year ended December 31, 2016, the Company expended $1,967,786 as compared to $1,026,211 for the year ended December 31, 2015. The increase of $941,575, or 92%, resulted primarily from increases of $1,470,000 in territorial development fees; $104,000 in employee recruiting fees; $26,000 in advertising; $36,000 in sales commissions; and, $10,000 in amortization. These increases were partially offset by decreases of approximately $314,000 in salaries, wages and benefits; $254,000 in stock-based compensation; $45,000 in travel and entertainment expenses; $18,000 in website maintenance; $9,000 in trade show expenses; $7,000 in telephone and communications expenses; $1,000 in purchases of non-capitalized equipment and software.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses.

For the year ended December 31, 2016, the Company expended $1,888,155 as compared to $3,359,802 for the year ended December 31, 2015. The decrease of $1,471,647, or 44%, resulted primarily from decreases of $555,000 in independent contractors; $273,000 in stock-based compensation; $204,000 in salaries, wages and benefits; $165,000 in legal fees; $76,000 in public company expenses; $68,000 in organization expenses related to the merger; $66,000 in rent and facilities costs; $55,000 in travel and entertainment; and $15,000 in board of directors’ fees; These decreases were partially offset by increases of approximately $17,000 in accounting fees; $14,000 in insurance premiums; $11,000 in other professional fees; and $6,000 in impairment of assets.

Interest Expense

The increase of $2,275,410, or 508%, resulted primarily from the increase of interest expense related to the convertible notes payable and amortization of debt issuance costs related to the convertible notes payable outstanding during the year ended December 31, 2016.

Changes in Fair Value of Derivative Liabilities

The $1,013,901 gain on changes in fair value of derivative liabilities resulted from the changes in fair value of embedded conversion feature associated from the convertible notes payables.

Loss on settlement of liabilities

Loss on settlement of debt totaled $392,360 reflects the discounted value share conversion prices versus the market values for shares of common stock issued in settlement of debts. Loss on settlement of accrued wages totaled $5,691,993 reflects the value of the shares issued in lieu of accrued payroll.

Liquidity and Capital Resources

Since its inception, capital raised by the Company has been used primarily for the Company’s research and development efforts and to support its operations. As of December 31, 2016, the Company had remaining cash of $38,203 with a net working capital deficit of $3,347,268. As a result of the Company’s significant operating expenditures and the lack of significant product sales revenue, we expect to incur losses from operations for the near future and will be required to seek additional capital to sustain our operations.

We reported negative cash flow from operations for the year ended December 31, 2015 and for the year ended December 31, 2016. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generate sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $38,203 will not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

To the extent, we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The incurrence of indebtedness or debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. Economic crisis and disruptions in the U.S. and global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business. The Company cannot provide any assurances that it will be able to raise the additional capital needed to fund its operations, or if the Company is able to raise such additional capital, that any such financing will be on terms which are beneficial to the existing shareholders.

Working Capital

	December 31,
	2016	2015
Current assets	$301,252	$658,333
Current liabilities	3,648,520	965,178
Working Capital Deficit	$(3,347,268)	$(306,845)

Current assets for the year ended December 31, 2016 decreased compared to December 31, 2015 primarily due to a decrease in inventories and cash.

Current liabilities for the year ended December 31, 2016 increased compared to December 31, 2015 primarily due to an increase in accounts payable; asset based loans; derivative liability; plus, an increase in the current portion of convertible notes payable.

Cash Flows

	Year Ended December 31,
	2016	2015
Net Cash Provided by (Used in) Operating Activities	$(819,087)	$(4,465,713)

Net Cash Provided by (Used in) Investing Activities	-	(196,589)

Net Cash Provided by (Used in) Financing Activities	713,610	4,060,536
	$(105,477)	$(601,766)

Net Cash Provided by (Used in) Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees, computer and internet expenses and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, common stock issued in exchange for services, accretion of debt discount and debt issuance costs on convertible notes and the change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes, and a loss of settlement of liabilities during the year ended December 31, 2016, as well as the effect of changes in working capital and other activities.

In addition, the net decrease in cash from changes in working capital activities from the year ended December 31, 2015 to the year ended December 31, 2016 primarily consisted of an increase in accounts receivable, a decrease in inventory, a decrease in prepaid expenses and other current assets, an increase in accounts payable and accrued expenses, and an increase in customer deposits.

Net Cash Provided by (Used in) Investing Activities

For the year ended December, 2016 and 2015 cash used in investing activities totaled zero and $196,589, respectively, which resulted from purchases of equipment for the year ended December 31, 2015.

Net Cash Provided by Financing Activities

For the year ended December 31, 2016, financing activities provided cash of $713,610 which resulted from an increase of approximately $300,000 in net proceeds from the issuance of asset based loans, net of issuance costs, $521,622 in proceeds from the issuance of convertible notes payable, net of issuance costs; and $160,000 in proceeds from note payable–related party, For the year ended December 31, 2015, financing activities provided approximately $4,061,000 which resulted from an increase of approximately $3,633,000 in proceeds from the issuance of convertible notes payable, net of issuance costs; $250,000 in proceeds from the issuance of convertible preferred stock, net of issuance costs; $175,000 in proceeds from note payable-related party; and $3,000 in proceeds from issuance of common stock from exercise of stock options.

Going Concern

At December 31, 2016, we had an accumulated deficit of $26,399,453 and incurred a net loss of $16,501,889 for the year ended December 31, 2016.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MyDx, Inc.

6335 Ferris Square, Suite B

San Diego, CA 92121

We have audited the accompanying consolidated balance sheet of MyDx, Inc. (the "Company") as of December 31, 2016 and their related consolidated statements of operations, changes in shareholders' equity and cash flows for the for year then ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2015 and for the year then ended were audited by other auditors, whose report dated April 27, 2016, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has recurring losses from operations and accumulated deficit for both years. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA

April 18, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

MyDx, Inc.

We have audited the accompanying consolidated balance sheets of MyDx, Inc. (a Nevada corporation) and its subsidiary (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, stockholders’ deficit) and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MyDx, Inc. and its subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Burr Pilger Mayer, Inc.

San Jose, California

April 27, 2016

MyDx, INC.
Consolidated Balance Sheets

	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$38,203	$143,680
Accounts receivable	27,851	10,702
Inventory	155,233	451,973
Prepaid expenses and other current assets	79,965	51,978
Total current assets	301,252	658,333

Property and equipment, net	138,883	233,064

Other assets	49,845	104,365
Total assets	$489,980	$995,762

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Asset based loans	$120,460	$-
Accounts payable	1,082,384	619,528
Customer deposits	16,767	9,467
Accrued liabilities	131,563	281,761
Current portion of leases payable	3,480	2,773
Due to related party	1,075	1,075
Convertible notes payable, current, net of debt discount	233,147	50,574
Derivative liability	1,812,441	-
Warrant liability	247,203	-
Total current liabilities	3,648,520	965,178

Convertible note payable - related party	200,000	175,000
Convertible notes payable	-	200,274
Other long-term obligations	-	2,721
Total liabilities	3,848,520	1,343,173

Commitments and contingencies (Note 11)

Stockholders' deficit:
Series A Preferred stock, $0.001 par value; 51 and 0 shares issued and outstanding as of December 31, 2016 and 2015, respectively.	-	-
Series B Preferred stock, $0.001 par value; 300,000 and 0 shares issued and outstanding as of December 31, 2016 and 2015, respectively.	300	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 645,060,704 and 22,081,928 shares issued and outstanding as of December 31, 2016 and 2015, respectively	645,061	22,081
Additional paid-in capital	22,395,552	9,528,072
Accumulated deficit	(26,399,453)	(9,897,564)
Total stockholders' deficit	(3,358,540)	(347,411)
Total liabilities and stockholders' deficit	$489,980	$995,762

See notes to consolidated financial statements

MyDx, INC.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2016	2015
Sales
Product revenue	$670,176	$383,396
Licensing revenue	138,000	-
Total sales	808,176	383,396

Cost of goods sold
Product costs	481,349	221,007
Total cost of sales	481,349	221,007

Gross profit	326,827	162,389

Operating Expenses
Research and development	686,095	1,694,521
Sales and marketing	1,967,786	1,026,211
General and administrative	1,888,155	3,359,802
Total operating expenses	4,542,036	6,080,534

Loss from operations	(4,215,209)	(5,918,145)

Other expense
Interest expense, net	(2,723,187)	(447,777)
Change in fair value of derivative liability	(1,013,901)	-
Derivative expense	(2,464,439)	-
Loss on settlement of liabilities	(6,084,353)	-

Loss before provision for income taxes	(16,501,089)	(6,365,922)

Provision for income taxes	800	1,375
Net loss	$(16,501,889)	$(6,367,297)

Basic and diluted loss per common share	$(0.19)	$(0.35)
Weighted average shares used in computing net loss per common share Basic and diluted	85,506,211	18,346,844

See notes to consolidated financial statements

MyDx, INC.
Consolidated Statements of Stockholders’ Deficit
For the Years Ended December 31, 2016 and 2015

	Convertible Preferred Stock Series A			Convertible Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Shareholders'
	Shares		Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances as of January 1, 2015	1,620,000		$1,620	597,725	$598	10,059,000	$10,059	$1,307,695	$(3,530,267)	$(2,210,295)

Issuance of common stock	-		-	-	-	2,094,787	2,095	1,591,680	-	1,593,775

Issuance of preferred stock - Series B	-		-	3,804,562	3,804	-	-	1,951,917	-	1,955,721

Issuance of preferred stock for conversion of convertible notes payable	-		-	1,881,884	1,882	-	-	2,068,190	-	2,070,072

Exchange of convertible preferred Series A stock for common stock in connection with the merger	-		-	(6,284,171)	(6,284)	6,284,171	6,284	-	-	-

Exchange of convertible preferred Series B stock for common stock in connection with the merger	(1,620,000)		(1,620)	-	-	1,620,000	1,620	-	-	-

Extinguishment of preferred stock warrant liability	-		-	-	-	-	-	1,943,672	-	1,943,672

Common stock assumed in connection with the merger	-		-	-	-	1,990,637	1,990	(1,990)	-	-

Proceeds from exercise of stock options	-		-	-	-	33,333	33	2,634	-	2,667

Fair value of common stock warrants	-		-	-	-	-	-	147,211	-	147,211

Stock-based compensation	-		-	-	-	-	-	517,063	-	517,063

Net loss for year ended December 31, 2015	-		-	-	-	-	-	-	(6,367,297)	(6,367,297)
Balances as of December 31, 2015	-		-	-	-	22,081,928	22,081	9,528,072	(9,897,564)	(347,411)
Common stock issued upon conversion of convertible notes	-		-	-	-	535,116,594	535,117	1,301,010	-	1,836,127

Derivative cease to exist upon conversion of notes	-		-	-	-	-	-	4,321,381	-	4,321,381

Issuance of common stock for services rendered	-		-	-	-	10,459,000	10,459	355,691	-	366,150

Common stock issued to settle vendor liabilities	-		-	-	-	46,497,244	46,497	879,244	-	925,741

Common and preferred stock issued to settle payroll liabilities		51	-	300,000	300	30,905,938	30,907	5,777,883	-	5,809,090

Stock based compensation	-		-	-	-	-	-	232,271	-	232,271

Net loss for year ended December 31, 2016	-		-	-	-	-	-	-	(16,501,889)	(16,501,889)
Balances as of December 31, 2016	51		$-	300,000	$300	645,060,704	$645,061	$22,395,552	$(26,399,453)	$(3,358,540)

See notes to consolidated financial statements

MyDx, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(16,501,889)	$(6,367,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,055	64,611
Impairment of assets	13,126	9,224
Common stock issued in exchange for services	366,150	1,413,002
Change in fair value of derivative liability	1,013,901	-
Derivative expense	2,464,439	-
Loss on settlement of accrued payroll	5,691,993	-
Loss on settlement of vendor liabilities	392,360	-
Stock based compensation	232,271	517,063
Interest expense related to amortization of debt issuance costs and debt discount	1,602,635	419,798
Changes in assets and liabilities:
Accounts receivable	(17,149)	(10,702)
Inventory	296,740	(451,973)
Prepaid expenses and other assets	26,533	(108,568)
Accounts payable and accrued liabilities	3,513,462	169,533
Customer deposits	7,300	(120,404)
Current portion leases payable	(2,014)	-
Net cash used in operating activities	(819,087)	(4,465,713)

Cash flows from investing activities:
Purchases of property & equipment	-	(196,589)
Net cash used in investing activities	-	(196,589)

Cash flows from financing activities
Proceeds from note payable - related party	160,000	175,000
Repayment of note payable - related party	(135,000)	-
Proceeds from the issuance of convertible preferred stock, net of issuance costs	-	3,632,869
Proceeds from the issuance of convertible notes payable, net of issuance costs	521,622	250,000
Proceeds from issuance of asset based loans, net of issuance costs	300,000	-
Repayments on asset based loans	(133,012)
Proceeds from issuance of common stock from exercise of stock options	-	2,667
Net cash provided by financing activities	713,610	4,060,536

Net decrease in cash	(105,477)	(601,766)

Cash, beginning of period	143,680	745,446
Cash, end of period	$38,203	$143,680

Supplemental cash flow information:
Interest paid	$44,200	$-

Supplemental disclosure of non-cash investing and financing activities:
Settlement of debt with convertible note	$1,836,127	$-
Derivative cease to exist upon conversion of notes	$4,321,381	$-
Debt discount recorded on convertible debt and warrants	$2,207,842	$-
Conversion of convertible notes payable to preferred stock	$-	$2,070,072
Fair value of preferred stock warrants issued with preferred stock	$-	$1,667,148
Reclassification of warrant liability to additional paid-in capital	$-	$1,943,672
Common stock assumed in connection with merger	$-	$1,990
Conversion of convertible preferred stock to common stock	$-	$7,904
Issuance of common stock in exchange for services provided in the prior year	$-	$327,100
Par value adjustment in connection with the merger	$-	$47,827

See notes to consolidated financial statements

MyDx, INC.

Notes to Consolidated Financial Statements

1.	Organization

MyDx, Inc. (the “Company”, “we”, “us” or “our”) (formally known as Brista Corp.) was incorporated under the laws of the State of Nevada on December 20, 2012. The Company’s wholly-owned subsidiary, CDx, Inc., was incorporated under the laws of the State of Delaware on September 16, 2013.

2.	Nature of Business

We are a science and technology company that has created the first battery operated, handheld, electronic analyzer for consumers. Our products leverage the latest nanotechnology to accurately measure chemicals of interest in nearly any solid, liquid, or gas sample, anywhere, anytime. Our mission is to enable people to live a healthier life by revealing the purity of certain compounds they eat, drink and inhale in real time through a device they can hold in the palm of their hand. We believe that the broad application and ease of use of our technology puts us in an ideal position to provide consumers with a practical and affordable way to Trust & Verify® what they are putting into their bodies without leaving the comfort of their homes.

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

3.	Going Concern

The Company has elected to adopt early application of ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company's consolidated financial statements have been prepared assuming it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenues; however, its cash position may not be sufficient to support its daily operations. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by early-stage companies. These risks include, but are not limited to, the uncertainty of availability of financing and the uncertainty of achieving future profitability. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise funds through the capital markets. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

We reported negative cash flow from operations for the years ended December 31, 2016 and 2015. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generates sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $38,203 at December 31, 2016 will not be sufficient to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. The delays in our ability to ship products and generate revenues may have adversely affected our capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated finance statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include allowance for doubtful accounts, estimates of product returns, warranty expense, inventory valuation, valuation allowances of deferred taxes, stock-based compensation expenses and fair value of warrants. The Company bases its estimates on historical experience and on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from those estimates.

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

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2016, and 2015, the Company held no cash equivalents.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of December 31, 2016 and 2015, there was no allowance for doubtful accounts.

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

Debt Discount and Debt Issuance Costs

Debt discounts and debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements using the straight-line method. Unamortized discounts are netted against long-term debt.

Derivative Liability

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Paragraph 815-15-25-1 the conversion feature and certain other features are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, which are to be recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The Company records the resulting discount on debt related to the conversion features at initial transaction and amortizes the discount using the effective interest rate method over the life of the debt instruments. The conversion liability is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The Company follows ASC Section 815-40-15 (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of Section 815-40-15 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible bonds issued by foreign subsidiaries with a strike price denominated in a foreign currency.

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

The Company utilizes the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Black-Scholes option-pricing model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the remaining contractual term of the instrument granted.

Income Taxes

Income taxes are provided in accordance with ASC No. 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company is no longer subject to tax examinations by tax authorities for years prior to 2013.

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

Customer Deposits

The Company accounts for funds received from crowdfunding campaigns and pre-sales as a liability on the consolidated balance sheets as the investments made entitle the investor to apply these funds towards future shipments once the product has been developed and available for commercial use.

Research and Development Costs

Research and development costs are charged to expense as incurred. These costs consist primarily of salaries and direct payroll-related costs. It also includes purchased materials and services provided by independent contractors, software developed by other companies and incorporated into or used in the development of our final products. Research and development expenses for the years ended December 31, 2016 and 2015 were $686,095 and $1,694,521, respectively.

Advertising Costs

Advertising costs are charged to sales and marketing expenses and general and administrative expenses as incurred. Advertising expenses, which are recorded in sales and marketing and general and administrative expenses, totaled $98,219 and $40,673 for the year ended December 31, 2016 and 2015, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”) which establishes financial accounting and reporting standards for stock-based employee compensation. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. Accordingly, stock-based compensation is recognized in the consolidated statements of operations as an operating expense over the requisite service period. The Company uses the Black-Scholes option pricing model adjusted for the estimated forfeiture rate for the respective grant to determine the estimated fair value of stock-based compensation arrangements on the date of grant and expenses this value ratably over the requisite service period of the stock option. The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of the Company’s stock options. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies for future grants, and which could materially impact the Company’s fair value determination.

The Company accounts for share-based payments to non-employees in accordance with ASC 505-50 “Equity Based Payments to Non-Employees”. If the equity instrument is a stock option, the Company uses the Black-Scholes option pricing model to determine the fair value. Assumptions used to value the equity instruments are consistent with equity instruments issued to employees as the terms of the awards are similar. The Company recognizes the fair value of the equity instruments as expense over the term of the service agreement and revalues that fair value at each reporting period over the vesting periods of the equity instruments.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the year ended December 31, 2016 and 2015 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Convertible notes payable	641,595,251	-
Options	1,490,026	4,626,245
Warrants	7,571,395	7,571,395
Totals	650,656,672	12,196,640

Subsequent events

The Company has evaluated events that occurred subsequent to December 31, 2016 and through the date the financial statements were issued.

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders' deficit, net loss or net cash used in operating activities.

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as ASU 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has evaluated the standard and does not expect the adoption will have a material effect on its consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company has elected to adopt the methodologies prescribed by ASU 2014-15. The adoption of ASU 2014-15 had no material effect on its financial position or results of operations.

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company adopted ASU 2015-03 during the year ended December 31, 2016.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under current inventory standards, the market value requires consideration of replacement cost, net realizable value and net realizable value less an approximately normal profit margin. The new guidance replaces market with net realizable value defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period, which is our fiscal year 2018. The amendment is to be applied prospectively with early adoption permitted. The Company is in the process of evaluating the effect of the new guidance on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. The Company is in the process of evaluating the effect of the new guidance on its consolidated financial statements and disclosures.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the impact of the new standard.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

5.	Inventory

Inventory as of December 31, 2016, and 2015 is as follows:

	December 31,	December 31,
	2016	2015
Finished goods	$3,033	$270,230
Raw materials	152,200	181,743
	$155,233	$451,973

6.	Property and Equipment, net

	December 31,	December 31,
	2016	2015
Computer and test equipment	$198,684	$206,499
Website development costs	39,870	39,870
Furniture and fixtures	26,948	32,845
Software	10,791	10,791
Leasehold improvements	18,288	18,288
	294,581	308,293
Accumulated depreciation and amortization	(155,698)	(75,229)
	$138,883	$233,064

Depreciation expense was $80,469 and $57,944 for the year ended December 31, 2016 and 2015, respectively.

For the year ended December 31, 2016, the Company recorded an impairment charge totaling $13,127 for assets that the Company no longer uses. The impairment charge is a component of general and administrative expenses on the consolidated statements of operations.

7.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2016 and 2015.

	December 31,	December 31,
	2016	2015
Deferred compensation to employee	$-	$51,210
Accrued compensation for employees	36,223	-
Accrued compensation to non-employee	37,923	146,327
Accrued other	57,417	84,224
	$131,563	$281,761

8.	Debt

Asset Based Loans

On September 16, 2016, CDx, Inc. (the Company’s wholly owned subsidiary) entered into a Business Loan Agreement (the “Agreement”) with WebBank providing for the granting of a security interest in properties, assets and rights (the “Collateral”) as defined in the agreement. CDx, Inc. received net proceeds of $150,000. There were no loan origination or administrative fees related to the funding. The agreement has a maturity date that is 432 days after the effective date of the Agreement and requires equal weekly payments of $599 which includes a total finance fee of $34,500 over the life of the Agreement. The Agreement is personally guaranteed by an officer and majority shareholder of the Company. The outstanding balance at December 31, 2016 was $89,304.

On May 31, 2016, CDx, Inc. (the Company’s wholly owned subsidiary) entered into a Promissory Note and Security Agreement (the “Note”) with Windset Capital Corporation, whereby CDx, Inc. gives, grants and assigns a continuing security interest in all of CDx, Inc.’s business equipment, accounts receivable, intellectual property, rights, licenses, claims, assets and properties of any kind whatsoever, whether now owned or hereafter acquired, real, personal, tangible, intangible or of any nature or value, wherever located, together with all proceeds including insurance proceeds as defined in the Note. There was an origination fee of $200 related to the financing. CDx, Inc. received net proceeds of $74,800 from the funding. The Note has a maturity date that is 252 business days from the date of the Note and requires payments of $360 each business day, as defined in the Note, which includes a total finance fee of $15,750 over the life of the Note. The Note is personally guaranteed by an officer and majority shareholder of the Company. The outstanding balance at December 31, 2016 was $0.

On May 31, 2016, CDx, Inc. (the Company’s wholly owned subsidiary) entered into a Future Receivables Sale Agreement (the “Agreement”) with Swift Financial Corporation granting a security interest, as defined in the Agreement, in CDx, Inc.’s present and future accounts, receivables, chattel paper, deposit accounts, personal property, goods, assets and fixtures, general intangibles, instruments, equipment and inventory. There was an origination fee of $1,875 related to the financing. CDx, Inc. received net proceeds of $73,125 from the funding. The Agreement requires 48 equal weekly payments of $1,842 resulting in total repayment of $88,425 which includes a finance fee of $13,425. The total repayment amount can be reduced to $85,425 solely in the event CDx, Inc. pays this amount on or before October 3, 2016. The Agreement is personally guaranteed by an officer and majority shareholder of the Company. The outstanding balance at December 31, 2016 was $31,156.

Convertible Notes

	December 31,	December 31,
	2016	2015
Convertible Notes - December 22, 2015	$-	$190,000
Convertible Note - December 10, 2015	-	90,000
Convertible Note -May 24, 2016	21,900	-
Convertible Note -August 9, 2016	35,000	-
Convertible Note – October 5, 2016	363,768
Convertible Note -November 14, 2016	35,000	-
Convertible Note -November 26, 2016	63,260
Less debt discount and debt issuance costs	(285,781)	(29,152)
Total	$233,147	$250,848
Less current portion of convertible notes payable	$233,147	$50,574
Long-term convertible notes payable	$-	$200,274

The Company amortized debt discount and debt issuance costs of $1,602,635 and $419,798 for the year December 31, 2016 and 2015 respectively.

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

The Note might be accelerated if an event of default occurs under the terms of the Note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rate under the Note in the event of such defaults. For the year ended December 31, 2016, the Company amortized a total of $42,352 of the debt issuance cost. As of December 31, 2016, the Note had an outstanding balance of $21,900 and a remaining unamortized debt discount of $13,148.

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

The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor. For the year ended December 31, 2016, the Company amortized a total of $50,000, of the debt issuance cost. As of December 31, 2016, the Note had an outstanding balance of $0 and a remaining unamortized debt discount of $0.

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

The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor. For the year ended December 31, 2016, the Company amortized a total of $13,750 of the debt issuance cost. As of December 31, 2016, the Note had an outstanding balance of $35,000 and a remaining unamortized debt discount of $21,250.

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

The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor. During the year ended December 31, 2016, the Note holder elected to convert a portion of the Note into 21,775,653 shares of the Company’s common stock. As of December 31, 2016, the Note had an outstanding balance of $0.

On December 22, 2015, the Company completed a financing pursuant to a Securities Purchase Agreement with Adar Bays, LLC ("Adar Bays") providing for the issuance of two convertible promissory notes in the aggregate principal amount of $220,000, with the first note being in the amount of $110,000, and the second note being in the amount of $110,000 (the "Note" or "Notes"). The Notes contain a 10% original issue discount such that the purchase price of each Note is $100,000. The first Note was funded on December 22, 2015 and is due and payable on December 21, 2017. The second Note shall initially be paid for by the issuance of an offsetting $100,000 collateralized secured note issued by Adar Bays to the Company due and payable no later than August 21, 2016. The funding of the second Note is subject to certain conditions, and the Company may reject the closing of the second Note in its discretion. The Notes bear interest at the rate of 8% per annum and may be converted by Adar Bays at any time after the date which is nine months of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Notes) calculated at the time of conversion. The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The Notes may be prepaid by the Company at any time prior to 180 days after the date of issuance of the Notes subject to the payment of prepayment penalties as described in the Notes. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2015. The issuance of the Notes was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Notes was an accredited investor. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and is being accreted over the term of the Note. For the year ended December 31, 2016, the Company amortized a total of $7,510 and $10,000, respectively, of the debt issuance cost. During the year ended December 31, 2016, the Note holder converted the Note and accrued unpaid interest into 7,142,526 share of the Company’s common stock.

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

On August 16, 2016, the Company executed a second note with Adar Bays in the amount of $27,500 as part of the original Securities Purchase Agreement completed on December 22, 2015. The Note contains a 10% original issue discount and a documentation fee of $1,000 such that the purchase price of the Note $23,750. The note matures on August 9, 2017. The Note bears interest at the rate of 8% per annum and may be converted by Adar Bays at any time after the date which is six months of the issuance date of the original note dated December 22, 2015 into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Notes) calculated at the time of conversion. The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The Note may not be prepaid by the Company. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to the Company’s Report on Form 8-K filed with the SEC on December 24, 2015. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Notes was an accredited investor. The Company recorded the original issue discount of $2,750 as debt issuance cost on its balance sheet which is netted against the face value of the Note and is being accreted over the term of the Note. For the year ended December 31, 2016, the Company amortized a total of $2,750, of the debt issuance cost.

During the year ended December 31, 2016, the Note holder elected to convert the Note and accrued and unpaid interest into 3,107,345 shares of the Company’s common stock.

On September 19, 2016, the Company executed a third note with Adar Bays in the amount of $80,000 as part of the original Securities Purchase Agreement completed on December 22, 2015. The Note contains $5,000 of original issue discount and a documentation fee of $3,750 such that the purchase price of the Note $71,250. The Note matures on September 19, 2017. The Note bears interest at the rate of 8% per annum and may be converted by Adar Bays at any time after the date which is six months of the issuance date of the original note dated December 22, 2015 into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Notes) calculated at the time of conversion. The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The Notes may not be prepaid by the Company. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to the Company’s Report on Form 8-K filed with the SEC on December 24, 2015. The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Notes was an accredited investor. The Company recorded the original issue discount of $2,750 as debt issuance cost on its balance sheet which is netted against the face value of the Note and is being accreted over the term of the Note. For the year ended December 31, 2016, the Company amortized a total of $3,250, of the debt issuance cost.

During the year ended December 31, 2016, the Note holder elected to convert a portion of the Note into 12,045,545 shares of the Company’s common stock. As of December 31, 2016, the Note had an outstanding balance of $0. The Company amortized the entire balance of the debt issuance cost since the Note was converted in the year ended December 31, 2016.

On December 22, 2015, the Company completed a financing pursuant to a Securities Purchase Agreement with Union Capital, LLC ("Union Capital") providing for the purchase of two convertible promissory notes in the aggregate principal amount of $220,000, with the first note being in the amount of $110,000, and the second note being in the amount of $110,000 (the "Note" or "Notes"). The Notes contain a 10% original issue discount such that the purchase price of each Note is $100,000. The first Note was funded on December 22, 2015 and is due and payable on December 21, 2017. The second Note shall initially be paid for by the issuance of an offsetting $100,000 collateralized secured note issued by Union Capital to the Company due and payable no later than August 21, 2016. The funding of the second Note is subject to certain conditions and the Company may reject the closing of the second Note in its discretion. The Notes bear interest at the rate of 8% per annum; are due and payable on December 21, 2017; and may be converted by Union Capital at any time after the date which is nine months of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Notes) calculated at the time of conversion. The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The Notes may be prepaid by the Company at any time prior to 180 days after the date of issuance of the Notes subject to the payment of prepayment penalties as described in the Notes. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2015. The issuance of the Notes was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Notes was an accredited investor. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and will be accreted over the term of the Note. For the year ended December 31, 2016, the Company amortized a total of $9,863, of the debt issuance cost. As of December 31, 2016 and 2015, the Note had outstanding balances of $0 and $101,137, respectively, and remaining unamortized debt discount of $0 and $9,863, respectively.

During the year ended December 31, 2016, the Note holder elected to convert the Note and accrued interest of $104,500 into 7,107,376 share of the Company’s common stock.

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

During the year ended December 31, 2016, the Note holder elected to convert the Note and unpaid interest into 7,670,457 shares of the Company’s common stock.

On September 19, 2016, the Company executed a second Note in the amount of $110,000 with Union Capital LLC as part of the financing pursuant to a Securities Purchase Agreement with Union Capital, LLC dated December 15, 2015. The Note contains a 10% original issue discount and a $5,000 documentation fee such that the purchase price of each Note is $95,000. The Note is due and payable not later than September 19, 2017. The Notes bear interest at the rate of 8% per annum; are due and payable on September 19, 2017; and may be converted by Union Capital at any time after the date which is nine months of the issuance date of the original note dated December 22, 2015 into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Notes) calculated at the time of conversion. The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The Notes may be prepaid by the Company at any time prior to 180 days after the date of issuance of the Notes subject to the payment of prepayment penalties as described in the Notes. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to the Company’s Report on Form 8-K filed with the SEC on December 24, 2015. The issuance of the Notes was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Notes was an accredited investor. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and will be accreted over the term of the Note. For the year ended December 31, 2016, the Company amortized a total of $10,000 of the debt issuance cost.

During the year ended December 31, 2016, the Note holder elected to convert $63,500 of the Note into 16,487,510 shares of the Company’s common stock. As of December 31, 2016, the Note had an outstanding balance of $0 and remaining unamortized debt discount of $0.

On December 10, 2015, the Company entered into a Securities Purchase Agreement (the "SPA") and Convertible Promissory Note in the original principal amount of $60,000 (the "Note") with Kodiak Capital Group, LLC ("Kodiak") pursuant to which Kodiak funded $50,000 to the Company after the deduction of a $10,000 original issue discount. The Note bears interest at the rate of 12% and must be repaid on or before December 20, 2016. The Note may be prepaid by the Company at any time without penalty prior to the date which is 180 days after the date of issuance of the Note. The Note may be converted by Kodiak at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the Note). The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The SPA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the SPA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2015. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and will be accreted over the term of the Note. For the nine months ended December 31, 2016, the Company amortized a total of $9,426 of the debt issuance cost. The Note was redeemed on June 6, 2016.

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

The EPA, RRA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the EPA, RRA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2016. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and will be accreted over the term of the Note. For the year months ended December 31, 2016, the Company amortized a total of $10,000, of the debt issuance cost. As of December 31, 2016, the Note had an outstanding balance of $0. As of December 31, 2016, the Note had a remaining unamortized debt discount of $0.

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

On February 8, 2016, the Company entered into an Equity Purchase Agreement (the "EPA"), Registration Rights Agreement ("RRA") and Convertible Promissory Note in the original principal amount of $60,000 (the "Note") with Kodiak Capital Group, LLC ("Kodiak") pursuant to which Kodiak funded $50,000 to the Company after the deduction of a $10,000 original issue discount. The Note bears interest at the rate of 12% and must be repaid on or before February 7, 2017. The Note may be prepaid by the Company at any time without penalty prior to the date which is 180 days after the date of issuance of the Note. The Note may be converted by Kodiak at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the Note). The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The SPA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the SPA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and will be accreted over the term of the Note. For the year ended December 31, 2016, the Company amortized a total of $ $6,319 of the debt issuance cost. The Note was redeemed on September 9, 2016. As of December 31, 2015, the Note had an outstanding balance of $56,319 and a remaining unamortized debt discount of $6,319.

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

During the year ended December 31, 2016, the Note holder elected to convert the Note balance of $55,750 and accrued interest into 11,819,360 shares of the Company’s common stock.

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

During the year ended December 31, 2016, the Note holder elected to convert the Note balance of $55,750 and accrued interest into 19,211,838 shares of the Company’s common stock.

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

The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor. For the year ended December 31, 2016, the Company amortized a total of $4,423, of the debt issuance cost. As of December 31, 2016, the Note had an outstanding balance of $35,000 and a remaining unamortized debt discount of $0.

On December 1, 2016, MyDx, Inc. (“MyDx”, or the “Company”) entered into an advisory services agreement (the “Advisory Services Agreement”) and an indemnification agreement (“Indemnification Agreement”) with BCI Advisors, LLC (“BCI”) pursuant to which BCI shall, provide advice and counsel to senior management of the Company on business planning and strategy, restructuring and recapitalization, and consultation to the Board of Directors. BCI will be paid an initial fee of $50,000 in cash or unrestricted shares of the Company’s Common Stock, and a retainer fee of $25,000 per month for the eleven (11) months subsequent thereto. In addition, on the 45 and 90th day anniversary of the effectiveness of this Agreement and performance of its services, BCI shall have the right to receive a two (2) year A-1 and A-2 warrant based on a fully diluted basis, each equal to seven-and-one-half percent (7.5%) for a total of (15%) subject to adjustment of the then issued and outstanding Company common shares. The initial fee as well as A-1 and A-2 warrants have been completely earned, free of liens or encumbrances, and non-assessable and can be exercised at any time at an exercise price of $0.001 per share.  This summary contains only a brief description of the material terms of the Advisory Services Agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the Advisory Services Agreement. A copy of the Advisory Services Agreement was filed in a Current Report on Form 8-K.

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

YCIG advanced the Company funds under the loan agreement as follows:

	Outstanding Balances as of
	December 31, 2016	December 31, 2015
September 29, 2015	$-	$25,000
October 28, 2015	-	25,000
November 4, 2015	-	25,000
November 13, 2015	-	25,000
November 20, 2015	15,000	25,000
December 1, 2015	25,000	25,000
December 2, 2015	25,000	25,000
April 6, 2016	10,000	-
April 27, 2016	25,000	-
July 20, 2016	25,000	-
August 8, 2016	25,000	-
September 19, 2016	25,000	-
December 1, 2016	25,000
	$200,000	$175,000

Settlement of Liabilities

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

During the year ended December 31, 2016, Phoenix Fund elected to have the Company issue 18,828,088 free trading shares of the Company’s common stock in exchange for retirement of remaining balance of the initial Claim. As a result, the Company recorded a loss on settlement of liabilities of $202,933 reflecting the difference in the discounted conversion price and the market price.

On July 22, 2016, the Company entered into an agreement with Talent Cloud Limited, Hong Kong, (“Talent Cloud”) to provide recruitment services for a Vice President of Business Development for the Company’s Asian market development. At the date of this report, no acceptable candidates have been presented to the Company.

During the year ended December 31, 2016 the Company entered into agreements with Talent Cloud Limited, Hong Kong to provide recruitment services for a Community Manager; an APP Manager; and, a Software Developer for the Company’s Asian markets development. The total cost of these services was $143,900 (the “Claim”).

On September 13, 2016, the Company entered into an agreement with Meyers Associates, L.P. (“Meyers Associates”) to provide recruitment services for a Community Manager position for a Community Manger; an APP Manager; and, a Software Developer for the Company’s Asian markets development. The total cost of these services was $10,000 (the “Claim”).

On September 20, 2016, Talent Cloud and Meyers Associates entered into a Claims Purchase Agreement with Rockwell Capital Partners, Inc. (“Rockwell Capital”) to purchase the Claims held by Talent Cloud and Meyers Associates. Rockwell Capital executed a Settlement Agreement whereas the Company and Rockwell Capital agreed to resolve, settle and compromise among other things, the liabilities claimed in the Claims Purchase Agreement. In settlement of the Claim, the Company shall issue freely traded shares of the Company’s common stock as requested by Rockwell Capital, periodically, at a 45% discount from the average lowest closing price for the 15-day trading period preceding the share request.

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

On November 11, 2016, the Company, Talent Cloud Limited, Meyers Associates, L.P. and Rockwell Capital Partners. Inc. (“Rockwell”) entered into an Assignment and Modification Agreement. Rockwell purchased the debt claim held by Talent Cloud Limited and Meyers Associates, L.P. from MyDx. In settlement of the Claim, the Company shall issue and deliver to Rockwell shares of its common stock as requested by Rockwell, periodically, at a forty-five percent (45%) discount from the lowest price of the Company’s common stock for the seven trading days prior to the date of issuance. Upon execution of the assignment, Talent Cloud Limited and Meyers Associates, L.P. released MyDx, Inc. from all liabilities under the original claims.

On November 29, 2016, the Company, Talent Cloud Limited, Good Project, Windset Capital, Next Dimension Technologies, Meyers Associates, L.P. and Rockwell Capital Partners. Inc. (“Rockwell”) entered into an Assignment and Modification Agreement. Rockwell purchased the debt claim held by Talent Cloud Limited and Meyers Associates, L.P. from MyDx. In settlement of the Claim, the Company shall issue and deliver to Rockwell shares of its common stock as requested by Rockwell, periodically, at a forty-five percent (45%) discount from the lowest price of the Company’s common stock for the seven trading days prior to the date of issuance. Upon execution of the assignment, Talent Cloud Limited, Good Project, Windset Capital, Next Dimension Technologies, Meyers Associates, L.P. released MyDx, Inc. from all liabilities under the original claims.

During the year December 31, 2016, the Company issued 415,997,747 shares of the Company’s common stock to retire $1,582,329 of the total claims and recorded a loss on debt settlement of $133,019 and derivative expense of 2,285,706 reflecting the difference in the discounted conversion price and the market price.

9.	Derivative Liabilities

The Company has identified derivative instruments arising from embedded conversion features in the Company’s Convertible Notes Payable and Accounts Payable at December 31, 2016. The Company had no financial assets measured at fair value on a recurring basis as of December 31, 2015.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability and warrant liability at the date of issuance and for the convertible notes converted during the year ended December 31, 2016.

	Low	High
Annual dividend rate	0%	0%
Expected life	0.25	2.00
Risk-free interest rate	0.01%	0.92%
Expected volatility	163.80%	314.11%

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Note with a similar term on the date of the grant.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

Volatility: The volatility was estimated using the historical volatilities of the Company’s common stock.

Remaining term: The Company’s remaining term is based on the remaining contractual maturity of the warrants.

The following are the changes in the derivative liabilities during the year ended December 31, 2016.

	Year Ended December 31, 2016
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2016	$-	$-	$-
Addition	-	-	5,119,921
Conversion	-	-	(4,321,381)
Loss on changes in fair value	-	-	1,013,901
Derivative liabilities as December 31, 2016	$-	$-	$1,812,441

The following are the changes in the warrant liability during the year ended December 31, 2016.

	Year Ended December 31, 2016
	Level 1	Level 2	Level 3
Fair value as January 1, 2016	$-	$-	$-
Warrants granted	-	-	132,867
Loss on changes in fair value	-	-	114,336
Fair value as December 31, 2016	$-	$-	$247,203

10.	Stockholders’ Deficit

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

Settlement Agreement

On December 23, 2016, the Company entered into a settlement and release agreement (the “Yazbeck Settlement”) with Daniel R. Yazbeck, the Chief Executive Officer and Director of the Company (“Yazbeck”), relating to certain bona fide, outstanding, and past-due liabilities of the Company in the aggregate principal amount of approximately $321,000 for certain unpaid base salary and bonus obligations that remained deferred and/or outstanding, due and owing to Yazbeck.

Under the terms of the Yazbeck Settlement, Yazbeck agreed to forgo and release any claims against the Company under that certain Employment Agreement, by and between Yazbeck and the Company, dated October 15, 2014 (the “Employment Agreement”) in exchange for (1) the issuance of fifty-one (51) shares of the Company’s Series A Preferred Stock (defined below); (2) the issuance of three hundred thousand (300,000) shares of the Company’s Series B Preferred Stock (defined below); (3) a warrant for fifteen percent (15%) of the common shares of the Company issued and outstanding as of January 3, 2017, at an exercise price of $0.001 per share, with an expiration date of January 3, 2019; and (4) the issuance of thirty million (30,000,000) shares of the Company’s restricted common stock.

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

During the year ended December 31, 2016, the Company issued 16,654,214 shares of common stock in exchange for services at a fair value of $378,345. During the year ended December 31, 2015, the Company issued 1,863,241 shares of common stock in exchange for services at a fair value of $1,192,893.

On September 30, 2016, the Company amended articles of incorporation to increase the number of authorized commons shares to 10,000,000,000 as included on Form 8-K filed with the SEC on October 4, 2016.

Common Stock Warrants

During the year ended December 31, 2016, the Company did not issue any warrants to purchase shares of common stock. During the year ended December 31, 2015, the Company converted warrants to purchase 4,974,567 shares of Series B preferred stock into warrants to common stock. No common stock warrants have been exercised or have expired and warrants to purchase 7,571,395 shares of common stock were outstanding as of December 31, 2016.

2015 Equity Incentive Plan

In connection with the Merger on April 30, 2015, the Company adopted the MyDx, Inc. 2015 Equity Incentive Plan (the “2015 Plan”), and to date, has reserved 6,200,000 shares of common stock for issuance under the 2015 Plan. Under the 2015 Plan, employees, directors or consultants may be granted nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to purchase shares of MyDx’s common stock. Only employees are eligible to receive incentive stock options (“ISO”) to purchase common stock. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. The options generally expire ten years from the date of grant. ISOs granted to a participant who, at the time the ISO is granted, has more than 10% of the voting power between all classes of stock, will expire five years from the date of grant. Options vest at various rates ranging from immediately to three years. As of December 31, 2016, options to purchase 1,573,755 shares were available under the 2015 Plan for issuance.

A summary of the Company’s stock option plan for the year ended December 31, 2016 was as follows:

	Shares	Weighted- Average Exercise Price
Outstanding as of January 1, 2015	1,937,979	$0.08
Granted	4,639,234	$0.57
Exercised	(33,333)	$0.08
Forfeited or cancelled	(1,917,635)	$0.52
Outstanding as of December 31, 2015	4,626,245	$0.39
Options exercisable as of December 31, 2015	2,916,801	$0.31
Granted	125,000	$0.57
Exercised	-	$-
Forfeited or cancelled	(3,261,245)	$0.36
Outstanding as of December 31, 2016	1,490,000	$0.48
Options exercisable as of December 31, 2016	1,279,583	$0.22

The aggregate intrinsic value of options exercised was $0 and $15,667 for the years ended December 31, 2016 and 2015, respectively.

Information regarding options outstanding and exercisable as of December 31, 2016, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Outstanding	Weighted-Average Exercise Price
$0.08	900,000	7.5	$0.08	900,000	$0.08
$0.55	515,000	8.2	$0.55	323,333	$0.55
$0.57	75,000	8.1	$0.57	56,250	$0.57
	1,490,000	7.9	$0.27	1,279,583	$0.22

Total unrecognized compensation expense from employee stock options as of December 31, 2016 was $378,597 and will be recognized over a weighted average recognition period of 1.35 years.

Total stock-based compensation expense, both employee and non-employee, recognized by the Company for the year ended December 31, 2016 and 2015 was $380,587 and $378,597, respectively. Stock-based compensation expense related to stock options granted to non-employees for the year ended December 31, 2016 and 2015 was $82,996 and $192,410, respectively. No tax benefits were recognized in the year ended December 31, 2016 and 2015.

For the year ended December 31, 2016, the Company granted options to non-employees to purchase 125,000 shares of common stock at an exercise price of $0.57 per share as compared to 579,864 shares of common stock at an exercise price of $0.60 per share for the year ended December 31, 2015. The Company believes the fair value of the stock options is more reliably measurable than the fair value of the consulting services received. The fair value of the stock options granted is calculated at each reporting date.

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

The following assumptions were used in the estimated grant date fair value calculations for options granted to employees and consultants during the year ended December 31, 2016 and 2015:

	Years Ended
	December 31,
	2016	2015
Dividend yield	0.0%	0.0%
Volatility	50% - 252%	52.5%
Average risk-free rate	1.04% - 2.50%	1.65% - 1.91%
Expected term, in years	2.27 - 10.00	5.00 - 5.77

The weighted-average grant date fair value for stock options granted during the year ended December 31, 2016 and 2015 was zero and $0.27 per share.

11.	Commitments and Contingencies

On April 1, 2015, the Company signed a 31-month lease for approximately 6,200 square feet of office and laboratory space at 6335 Ferris Square, Suite B, San Diego, California. The facility includes approximately 1,500 square feet of laboratory space. Commencement date of the lease is May 1, 2015. Total net rent under this lease is $247,000 and expires on November 30, 2017.

The annual minimum lease payments under non-cancellable operating leases, including common area maintenance and amortization of leasehold improvements that have an initial or remaining term in excess of one year at December 31, 2016 are due as follows:

2017	81,613
Total minimum lease payments	$81,613

Rent expense for the year ended December 31, 2016 and 2015 was $79,031 and $150,312, respectively.

On April 21, 2016, the Company subleased a portion of the facility to an unrelated third party on a month-to-month basis commencing May 1, 2016. Monthly gross rent from the subtenant is $5,000 per month. Subtenant must provide the Company with ninety days prior written notice of its intent to terminate the sublease.

Distribution and License Agreement and Joint Development Agreements

The Company entered into a Distribution and License Agreement with a third-party for the purpose of developing a sensor array to be used in the Company’s product. The Distribution and License Agreement has an initial term of ten years, but can be terminated earlier if the project does not meet the specifications of the Company. The Company will obtain exclusive rights to sell and distribute once a successful sensor prototype is developed. In exchange for a functional prototype, the Company will pay the third-party a 7% royalty on net sales. During the year ended December 31, 2016 and 2015, the Company did not incur any development costs related to the Distribution and License Agreement.

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

For Phase One, the Licensee will pay the Licensor a minimum of Forty-Five Thousand Dollars ($45,000.00) as a Licensing and Technology Transfer Fee (the “Transfer Fee”) per application (AquaDx™, OrganaDx™, AeroDx™). These fees shall be credited towards Phase Two’s mandatory minimum payments. The Licensee shall pay the Transfer Fee within 10 business days of being provided with an invoice by the Licensor. However, should the Parties determine that the results of the activities of Phase One were not satisfactory to both parties, this Agreement shall terminate pursuant to Section 7.2(b).

In connection with the agreement referenced above, the licensor and licensee are currently still operating under Phase I and the company has not yet received adequate information to enter Phase II. MyDx has not yet received and has requested market feasibility, regulatory and other studies from Licensee as contemplated under the agreement and has requested the results of their Phase I findings to be delivered to Company on or before April 21, 2017. To the extent MyDx management is unable to receive satisfactory results and confirm proof of concept, MyDx has notified Licensee it will be difficult to continue under the current agreement and the parties are permitted to terminate for cause and defectiveness in the event the products do not pass tests for quality, reliability, efficacy, and marketability or if at the completion of Phase I, the results were not satisfactory and the concept was not proven.

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

MyDx has disputed the balance of invoice due to Growth Point.

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

12.	Income Taxes

The components of the provision for income taxes are as follows:

	For the years ended December 31,
	2016	2015
Current:
Federal	$-	$-
State	800	1,375
	800	1,375
Deferred:
Federal	-	-
State	-	-
	-	-
Total provision for (benefit from) income taxes	$800	$1,375

Deferred tax assets (liabilities) consist of the following:

	For the years ended December 31,
	2016	2015
Deferred Tax Assets:
Net operating loss carryforwards	$4,824,505	$3,306,431
Research and development credits	151,303	134,724
Accruals, reserves and other	14,037	14,597
Depreciation and amortization	-	35,322
Stock-based compensation	460,201	405,160
Total deferred tax asset	5,450,046	3,896,234

Valuation allowance	(5,445,149)	(3,889,501)

Deferred tax liabilities
Depreciation and amortization	(4,897)	(6,733)
Net deferred tax assets	$-	$-

Reconciliation of the statutory federal income tax to the Company's effective tax:

	For the year ended December 31,
	2016	2015
	%	%
Statutory federal tax rate	34.00%	34.00%
State taxes, net of federal benefit	-0.00%	-0.02%
Valuation allowance	-8.89%	-32.00%
Mark to market of derivative	0%	-%
Non deductible interest expense	0%	-%
Other	-25.11%	-2.00%
Provision for income taxes	0.00%	-0.02%

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets of the Company will not be fully realizable for the year ended December 31, 2016 and 2015. Accordingly, management had applied a full valuation allowance against net deferred tax assets as of December 31, 2016 and 2015.

The valuation allowance increased by $1,555,647 and $2,632,553 during the years ended December 31, 2016 and 2015.

As of December 31, 2016, the Company had approximately $12.1 million of federal and $12.1 million of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2033 for both federal and state purposes.

As of December 31, 2016, the Company had research & development (“R&D”) credits carryforward of approximately $88,000 and $95,000 for federal and California income tax purposes, respectively. If not utilized, the federal R&D credits carryforward will begin to expire in 2034. The California credits can be carried forward indefinitely.

The Company maintain liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2016, the Company's total amount of unrecognized tax benefit was approximately $79,000 , of which none affects the effective tax rate. The Company does not expect its unrecognized benefits to change materially over the next 12 months.

The Company is filing income tax returns with the United States federal government, and the state of California. The Company’s tax years 2013 through 2016 will remain open for examination by the federal and state authorities for three and four years, respectively, from the utilization of any net operating loss credits.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits as of December 31, 2016 and 201 5, respectively. The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

13.	Subsequent Events

On February 6, 2017, the principles of YCIG, Inc. (“Seller”) entered into a purchase and sale agreement where it sold the rights to the Loan Agreement to Hasper, Inc. (“Purchaser”) in exchange for the assumption of liabilities under the note and a commitment to fund additional advances to the company. Subsequently to the purchase of the note, Purchaser has funded additional advances of $20,000 to the Company.

On February 7, 2017, Daniel Yazbeck funded the company an additional $25,000 in cash as an interest free bridge loan.

On February 8, 2017, MyDx, Inc. entered into an option agreement (the “Option Agreement’) with the Torque Research & Development, Inc. ("TRD").   The Option Agreement provides MyDx with the exclusive right to license two patent pending inventions (the “TRD Inventions”), and requires MyDx to make annual payments to TRD as well as royalty payments on any products that are commercialized which are based on the TRD Inventions.  MyDx's rights under the Option Agreement require customary measures of performance on the part of MyDx in terms of patent cost maintenance and other payments of costs associated with the TRD Inventions.  With respect to the Option Agreement, MyDx rights are broad in terms of the potential access MyDx has to use the TRD Inventions in products, and services and many of the key economic terms of a future license, should MyDx exercise it’s rights under the Option Agreement, are agreed to in the Option Agreement.

In addition to the Option Agreement with the TRD, on February 8, 2017, MyDx has entered into a research and development agreement (the “RD Agreement”) with TRD for the Project titled “Manufacturable, Medical Grade Smart Vape Devices and Related Medical Software Applications for Prescribers, Administrators and Patient Applications.”  The RD Agreement allows MyDx to fund research based on the TRD Inventions with a three year budget of $280,371 and a deferred payment of $75,000 within ninety days of the Effective Date.  The RD Agreement provides MyDx with an exclusive right to license all technology that is discovered from the monies funded to TRD through the RD Agreement (the “Derivative IP”).  To the extent that MyDx exercises it’s rights under the RD Agreement, MyDx will be required to make customary annual payments to TRD, who shall be the owners of any Derivative IP, as well as royalty payments as any commercialization of such Derivative IP occurs.  TRD may elect to accept payment in whole or in part in cash or the companies restricted common stock priced at the Effective Date.

On February 10, 2017, the Company entered into a binding term sheet to acquire certain trademarks, software, data and customer lists from Bud Genius, Inc. in exchange for 100,000,000 restricted MyDx common stock. In good faith, the parties agreed to complete all due diligence and execute transaction documents within 45 days of the date hereof. The 45 days have expired and the parties continue to negotiate in good faith to consummate the transaction.

On February 17, 2017 MyDx and Libre Design, LLC ("LDL") entered into a twelve (12) month Research, Branding, Advertising and Marketing Services Agreement ("Agency Agreement").  The Company agreed to pay deferred cash compensation as follows of three thousand dollars ($3,000) upon execution and one thousand five hundred dollars ($1,500) per month for a subsequent eleven (11) payments thereafter on or before the first (1st) of each month.  In addition, Agency is entitled to receive sixty seven million shares of restricted common stock at a closing market price equal to .0011.

On March 1 and 15th, 2017, MyDx, Inc. received a payment demand for the initial and subsequent payment of $50,000 and $25,000 per month respectively, exclusive of costs and other fees, due and owing under the BCI Advisors, LLC (“BCI”) advisory services agreement (the “Advisory Services Agreement”).  The Company elected in lieu of cash to pay in unrestricted common stock, registered in form S-8.  The Company made an initial payment of seventy five million shares in partial satisfaction of the amount due and owing that does not exceed the Company’s obligations under the Advisory Services Agreement to restrict BCI’s beneficial ownership to 4.99%.  This summary contains only a brief description of the material terms of the Advisory Services Agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the Advisory Services Agreement. A copy of the Advisory Services Agreement was filed in a Current Report on Form 8-K.

In March 2016, the Company sued Phoenix Fund Management, LLC (“Phoenix”) to prevent further issuances and conversion notices pursuant to, respectively, a June 2016 $250,000 Section 3(a)(10) settlement and an October 2016 $1,000,000 convertible promissory note. Between February 23, 2017 and March 8, 2017, Phoenix submitted five (5) issuance or conversion requests to the Company’s transfer agent for a total of 239,188,023 shares of the Company’s common stock. As a result of the settlement described below, none of these share were issued.

On March 10, 2017, the Company entered into a Settlement Agreement with Phoenix dated March 9, 2017 (the “Phoenix Settlement”). Pursuant to the Phoenix Settlement, Phoenix has agreed it is no longer entitled to any shares pursuant to these two agreements, which are now considered paid in full. On March 15, 2017, in connection with the Phoenix Settlement, the Company filed a motion to dismiss the pending lawsuit with the Eleventh Judicial Circuit of Florida.

On March 13, 2017, the Company and Bright Light Marketing, Inc. (“BLM”), in a settlement related to the Phoenix Settlement, entered into a Settlement Agreement dated March 10, 2017 (the “BLM Settlement”). In 2016, BLM notified the Company that Phoenix was a potential lender. Pursuant to the BLM Settlement, BLM will pay the Company a total of $217,500 over the next twelve (12) months. BLM is due to pay the first $100,000 within thirty (30) business days of the signing of the BLM Settlement. BLM will then pay the Company $10,000 per month on the first day of the next eleven (11) months with the final payment of $7,500 due on March 1, 2018.

On March 14, 2017, the Company and Vista Capital Investments, LLC (“Vista”) entered into a Settlement Agreement dated March 14, 2017 (the “Vista Settlement”). Vista claimed, and the Company disputed, that Vista was still entitled to certain payments pursuant to convertible promissory notes the Company previously issued. On March 13, 2017, Vista submitted a conversion request of 68,437,500 shares of the Company’s common stock. Pursuant to the Vista Settlement, the Company issued 35,000,000 shares to Vista on March 14, 2017 and all convertible promissory notes issued by the Company to Vista are now considered paid in full.

From November 22, 2016 through March 16, 2017, the Company has issued, in reliance upon Section 4(a)(2) of the Securities Act, 1,086,998,015 shares of common stock at a weighted average price per share of $0.001096 pursuant to conversion notices of convertible promissory notes outstanding totaling approximately $1,164,000. The shares were issued to a total of five lenders. The issuance of such convertible promissory notes was previously disclosed in the Company’s periodic reports filed with the Securities and Exchange Commission.

On March 16, 2017, the Company entered into a securities purchase agreement (“SPA”) with TLG, Inc, and TRD, Inc.  (“Investors”) pursuant to which the Company agreed to sell 25,000,000 restricted shares of the Company’s common stock, in an above market transaction at a purchase price of $0.004 per share for a total of $100,000. As part of the SPA, the Company granted the Investors the option, within the next 60 days, to purchase an additional 25,000,000 of restricted shares of the Company’s common stock at a purchase price of $0.006 per share for a total of $150,000.   The shares of Common Stock issued pursuant to the Subscription Agreement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and are “restricted securities" as that term is defined by Rule 144 promulgated under the Securities Act.  Pursuant to the securities purchase agreement, the Investors agreed not to sell more than three hundred and seventy-five thousand shares per day (subject to adjustment for forward and reverse stock splits that occur after the date hereof) or more than seven million five hundred thousand shares per month (subject to adjustment for forward and reverse stock splits that occur after the date hereof) of the securities purchased pursuant to the SPA.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 11, 2016 (the “Dismissal Date”), the Board dismissed Burr Pilger Mayer, Inc. (“BPM”) as the Company’s independent registered public accounting firm. During the Company’s two most recent fiscal years, the subsequent interim periods thereto, and through the Dismissal Date, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except that in connection with the audit of the Company’s 2015 financial statements BPM identified material weaknesses in our internal control over financial reporting due to: (i) the Company not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge and experience in the application of accounting for warrants to purchase common and preferred stock issued in connection with convertible notes payable and convertible preferred stock and accounting for non-employee stock options; (ii) insufficient segregation of duties within the accounting function with respect to the review and approval of the underlying accounting records; (iii) the inability to close the Company’s books and timely issue financial statements; and (iv) inadequate management oversight resulting from the departure of all independent non-employee Board members in February 2016.

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

On May 11, 2016 (the “Engagement Date”), the Board approved the appointment of Anton & Chia as the Company’s independent registered public accounting firm. Since May 11, 2016 there have been no transactions or events that were material and were accounted for or disclosed in a manner different from that which BPM apparently would have concluded was required.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of December 31, 2016, due to the fact that management has not fully remediated the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on April 27, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the year ended December 31, 2016, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting due to: (i) the Company not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge and experience in the application of accounting for warrants to purchase common and preferred stock issued in connection with convertible notes payable and convertible preferred stock and accounting for non-employee stock options, (ii) insufficient segregation of duties within the accounting function with respect to the review and approval of the underlying accounting records, (iii) the inability to close the Company’s books and timely issue financial statements, and (iv) inadequate management oversight resulting from the departure of all independent non-employee Board members in February 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. If the Company does not address the material weaknesses, we may not be able to manage our business as effectively as would be possible with an effective control system in place.

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

Name	Age	Position
Daniel Yazbeck	38	Chief Executive Officer, Chief Financial Officer, and Director (Chairman of the Board)

Director and Executive Officer

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

Mr. Yazbeck has substantial experience in new market and business development, strategic partnering and negotiations from his tenure at Fortune 500 companies. Mr. Yazbeck also has an extensive scientific and technical engineering background, having invented, patented, secured resources for, managed, developed, and commercialized several successful pharmaceutical and healthcare related market products from conception to implementation.

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

Family Relationships

Mr. Yazbeck is our sole officer and the sole member of our Board.

Composition of the Board

In accordance with our certificate of incorporation, our Board is elected annually as a single class.

Communications with the Board

Our stockholders may send correspondence to the Board c/o the Corporate Secretary at MyDx, Inc., 6335 Ferris Square, Suite B, San Diego, California 92121. Our corporate secretary will forward stockholder communications to the Board prior to the board’s next regularly scheduled meeting following the receipt of the communication.

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our personnel be afforded full access to our president or chief executive officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our personnel are to be afforded full access to the Board if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or chief executive officer.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our president or chief executive officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by our president or chief executive officer, the incident must be reported to any member of the Board or use of a confidential and anonymous hotline phone number. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Business Conduct and Ethics by another. Our Code of Business Conduct and Ethics is available, free of charge, to any stockholder upon written request to our Corporate Secretary at MyDx, Inc., 6335 Ferris Square, San Diego, California 92121. A copy of our Code of Business Conduct and Ethics is also attached as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2015.

CORPORATE GOVERNANCE

Board Committees

The Board has established an Audit Committee, a Nominating and Governance Committee, an Ethics Committee and a Compensation Committee. The Audit Committee reviews the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The Compensation Committee manages any stock option plan we may establish and review and recommend compensation arrangements for the officers. The Nominating and Governance committee assists the Board in fulfilling its oversight responsibilities and identify, select and evaluate the Board and committees. The Ethics Committee is responsible for overseeing compliance with the Company’s Code of Ethics.

As of the date of this report our sole director serves on each of the Board committees.

Leadership Structure

The chairman of the Board and the chief executive officer positions are currently held by the same person. Our bylaws provide the Board with the flexibility to determine whether the two roles should be combined or separated based upon the Company’s needs. The Board believes that having the same individual in the role of the chairman and the chief executive officer is the appropriate structure for the company at this time. The Board believes the current leadership structure serves as an aid in the Board’s oversight of management and it provides the Company with an efficient governance structure.

Risk Management

The Board discharges its responsibilities, and assesses the information provided by the Company’s management and the independent auditor, in accordance with its business judgment. Management is responsible for the preparation, presentation, and integrity of the Company’s financial statements, and management is responsible for conducting business in an ethical and risk mitigating manner where decisions are undertaken with a culture of ownership. The Board oversees management in their duty to manage the risk of our company and each of our subsidiaries. The Board regularly reviews information provided by management as management works to manage risks in the business The Board has also established board committees to assist the full Board’s oversight by focusing on risks related to the particular area of concentration of the relevant committee. For example, the compensation committee oversees risks related to our executive compensation plans and arrangements, the audit committee oversees the financial reporting and control risks and the nominating and governance committee oversees risks associated with the independence of the Board and potential conflicts of interest. If a risk is of sufficient magnitude, a committee reports on the discussions of the applicable relevant risk to the full Board during the committee reports portion of the Board’s meetings. The full Board incorporates the insight provided by these reports into its overall risk management analysis.

Meetings

The board of directors met three times prior to March 2016. Four Board members were each in attendance at the three pre-March 2016 Board meetings: Daniel Yazbeck, George Jackoboice, Fred Pier and Steve Katz. Subsequent to February 2016, Daniel Yazbeck was the sole board member and authorized all board resolutions through unanimous written consents.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned in each of the Company’s last two fiscal years ended December 31, 2015 and 2016 by: (i) its principal executive officer; and (ii) its two most highly compensated executive officers other than the principal executive officer who was serving as an executive officer of the Company as of the end of the last completed fiscal year. The tables below include the compensation for the Company named executive officers as of December 31, 2016.

Summary Compensation Table

The following table lists the summary compensation of the Company’s named executive officers for the prior two fiscal years:

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	All other comp.	Total
Daniel R. Yazbeck (1)(2)(7)	2016	$180,000	$180,000	$-	$-	$5,691,993	6,051,993
Chief Executive Officer and	2015	$112,765	$45,000	$-	$-	$-	$157,765
Chief Financial Officer (3)

Samuel Sanzeri (4)	2016	$-	$-	$-	$-	$-	$-
President	2015	$105,516	$-	$-	$275,000	$-	$380,516

Thomas L. Gruber (5) (6)	2016	$-	$-	$-	$-	$-	-
Chief Financial Officer,	2015	$99,261	$-	$-	$302,500	$-	$401,761
Chief Financial Officer and
Chief Operating Officer

(1)	In 2014, CDx, Inc. established its 2014 Equity Incentive Plan pursuant to which it is authorized to grant up to an aggregate of 6,200,000 options to purchase share of common stock. The Company assumed CDx's 2014 Equity Incentive Plan upon consummation of the Merger.
(2)	In July 2014, Mr. Yazbeck was granted an option to purchase 450,000 shares of CDx's common stock at $0.08 per share. The options subject to the grant began vesting as of December 1, 2013. 1/12th of the underlying shares vest each month thereafter.
(3)	Mr. Yazbeck was the Chief Executive Officer of the Company between April 30, 2015 and July 10, 2015; the Chief Innovation Officer of the Company between July 10, 2015 and September 29, 2015; the Interim Chief Executive Officer of the Company between August 6, 2015 and September 9, 2015; and has been the Chief Executive Officer and Chief Financial Officer of the Company since September 29, 2015.
(4)	In July 2014, Mr. Sanzeri was granted an option to purchase 500,000 shares of CDx's common stock at $0.08 per share. The options subject to the grant began vesting as of December 1, 2013. 1/24th of the underlying shares vest each month. In March 2015, Mr. Sanzeri was granted an option to purchase 500,000 shares of CDx' common stock at $0.55 per share. 1/24th of the underlying shares vest each month thereafter. Mr. Sanzeri was terminated as President on August 4, 2015.

(5)	In July 2014, Mr. Gruber was granted an option to purchase 200,000 shares of CDx's common stock at $0.08 per share. The options subject to the grant began vesting as of June 21, 2014. 1/24th of the underlying shares vest each month thereafter. In March of 2015, Mr. Gruber was granted an option to purchase 550,000 shares of CDx's common stock at $0.55 per share. The options subject to grant began vesting as of January 1, 2015. 1/18th of the underlying shares vest each month thereafter.
(6) (7)

Mr. Gruber was the Chief Executive Officer of the Company from July 10, 2015 until August 6, 2015. Mr. Gruber was the Chief Operating Officer of the Company from April 30, 2015 until August 5, 2015. Mr. Gruber was the Chief Financial Officer and Secretary of the Company from April 30, 2015 until September 1, 2015.

On December 23, 2016, the Company entered into a settlement and release agreement (the “Yazbeck Settlement”) with Daniel R. Yazbeck, the Chief Executive Officer and Director of the Company (“Yazbeck”), relating to certain bona fide, outstanding, and past-due liabilities of the Company in the aggregate principal amount of approximately $321,000 for certain unpaid base salary and bonus obligations that remained deferred and/or outstanding, due and owing to Yazbeck.

Under the terms of the Yazbeck Settlement, Yazbeck agreed to forgo and release any claims against the Company under that certain Employment Agreement, by and between Yazbeck and the Company, dated October 15, 2014 (the “Employment Agreement”) in exchange for (1) the issuance of fifty-one (51) shares of the Company’s Series A Preferred Stock (defined below); (2) the issuance of three hundred thousand (300,000) shares of the Company’s Series B Preferred Stock (defined below); (3) a warrant for fifteen percent (15%) of the common shares of the Company issued and outstanding as of January 3, 2017, at an exercise price of $0.001 per share, with an expiration date of January 3, 2019; and (4) the issuance of thirty million (30,000,000) shares of the Company’s restricted common stock.

Agreements with Named Executive Officers

Daniel R. Yazbeck

On October 15, 2014, CDx, Inc. entered into a five-year employment agreement with Daniel R. Yazbeck. The employment agreement provides that Mr. Yazbeck shall serve as the CDx Chief Executive Officer or such other title or position as may be designated from time to time by the CDx board of directors. The employment agreement can be terminated pursuant to written notification by either CDx or Mr. Yazbeck, which notification may occur at any time for any reason. Mr. Yazbeck’s initial base salary is $180,000 per year, subject to periodic review by the CDx board of directors and may be increased in the discretion of CDx.

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

Outstanding Equity Awards at Fiscal Year End

The following table lists the outstanding equity awards held by the Company’s named executive officers at December 31, 2016:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS (1)						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercisable Price	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Shares or Units of Stock that have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested
Daniel Yazbeck (2)(3)	500,000	-	-	$0.08	7/11/2024	-	-	-	-

(1)	In 2014, CDx established its 2014 Equity Incentive Plan pursuant to which it is authorized to grant up to an aggregate of 6,200,000 options to purchase shares of common stock. The Company assumed CDx’s 2014 Equity Incentive Plan upon consummation of the Merger.
(2)	In July 2014, Mr. Yazbeck was granted an option to purchase 250,000 shares of CDx’s common stock at $0.08 per share. The options subject to the grant began vesting as of December 1, 2013. 1/12th of the underlying shares vest each month thereafter.
(3)	In July 2014, Mr. Yazbeck was granted an option to purchase 250,000 shares of CDx’s common stock at $0.08 per share. The options subject to the grant began vesting as of July 1, 2014. 1/24th of the underlying shares vest each month thereafter.
(5)	In July 2014, Mr. Sanzeri was granted an option to purchase 500,000 shares of CDx’s common stock at $0.08 per share. The options subject to the grant began vesting as of December 1, 2013. 1/24th of the underlying shares vest each month thereafter. In March 2015, Mr. Sanzeri was granted an option to purchase 500,000 shares of CDx’s common stock at $0.55 per share. The options subject to grant began vesting on January 1, 2015. 1/24 th of the underlying shares vest each month thereafter. Mr. Sanzeri was terminated as President on August 4, 2015.

Director Compensation

The following table lists the compensation of the Company’s directors, during the last fiscal year ended December 31, 2016:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Daniel Yazbeck	$-	-	-	(2)(3)	-	-	-	$-

(1)	In 2014, CDx established its 2014 Equity Incentive Plan pursuant to which it is authorized to grant up to an aggregate of 6,200,000 options to purchase shares of common stock. The Company assumed CDx’s 2014 Equity Incentive Plan upon consummation of the Merger.
(2)	In July 2014, Mr. Yazbeck was granted an option to purchase 250,000 shares of CDx’s common stock at $0.08 per share. The options subject to the grant began vesting as of December 1, 2013. 1/12th of the underlying shares vest each month thereafter.
(3)	In July 2014, Mr. Yazbeck was granted an option to purchase 250,000 shares of CDx’s common stock at $0.08 per share. The options subject to the grant began vesting as of July 1, 2014. 1/24th of the underlying shares vest each month thereafter.

Director Compensation Arrangements

We also reimburse all directors for any expenses incurred in attending directors’ meetings. We also provide officers and directors liability insurance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners and management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 23, 2017 for:

●	each of our directors and nominees for director;
●	each of our named executive officers;
●	all of our current directors and executive officers as a group; and
●	each person, entity or group, who beneficially owned more than 5% of each of our classes of securities.

We have based our calculations of the percentage of beneficial ownership on 1,450,204,599 shares of our Common Stock outstanding as of March 23, 2017 as well as the 51 shares of Series A Preferred held by Mr. Yazbeck which represents 1,509,331,719 voting shares. We have deemed shares of our common stock subject to stock options that are currently exercisable within 60 days of March 23, 2017 to be outstanding and to be beneficially owned by the person holding the stock option or restricted stock unit for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the mailing address of each beneficial owner is c/o MyDx, Inc., 6335 Ferris Square, Suite B, San Diego, California 92121. The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

Name	Position	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Daniel Yazbeck (1)	Chairman of the Board, Chief Executive Officer, Chief Financial Officer	1,548,474,219	52.38%

All Executives as a Group (1 person)		1,548,474,219	52.38%

(1)	Consists of 39,142,500 shares held by Mr. Yazbeck and YCIG, Inc. and 1,509,331,719 voting shares.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of December 31, 2016 with respect to compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
2014 Equity Incentive Plan (approved by shareholders)	1,490,000	$0.27	4,710,000
2017 Stock Incentive Plan (approved by shareholders)	0	$0	150,000,000

On December 25, 2016, Mr. Yazbeck, in his separate capacities as sole Board member and as the holder of a majority of the Company’s voting shares, voted to give the Board, at any time or times until December 25, 2017, to adopt an amendment to the Company’s Articles, to effect a reverse stock split at a ratio of (i) 1-for-250; (ii) 1-for-500; (iii) 1-for-750; (iv) 1-for-1000; (v) 1-for-1250; (vi) 1-for-1500; (vii) 1-for-2000; or (viii) 1-for-2500, such ratio to be determined by the Board, or to determine not to proceed with the reverse stock split.

On December 25, 2016, Mr. Yazbeck, in his separate capacities as sole Board member and as the holder of a majority of the Company’s voting shares, voted to ratify the MyDx, Inc. 2017 Stock Incentive Plan (the “Plan”). There are 150,000,000 million shares available to be issued pursuant to the Plan. Between January 1, 2017 and March 23, 2017, 78,000,000 shares have been issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following is a summary of transactions since January 1, 2016 to which we have been or will be a party in which the amount involved exceeded or will exceed $8,000 (one percent of the average of our total assets at year-end for our last two completed fiscal years) and in which any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing a household with, any of these individuals, had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section captioned “Executive Compensation.”

On or about December 23, 2016, the Company entered into a Securities Purchase Agreement (the “SPA”) with YCIG, Inc. (“YCIG”) (an entity controlled by Mr. Yazbeck) whereby the Company issued to YCIG 300,000 shares of Series B Preferred at $1.00 per share and warrants to purchase up to fifteen percent (15%) of shares of the Company’s issued and outstanding common stock as of January 3, 2017, at an exercise price of $0.001, and an expiration date of January 3, 2019. The Series B Preferred is redeemable at any time after March 31, 2018, at the sole option of the holder at a redemption price of $1.35 per share. Until such time as there are fewer than 20,000 shares of Series B Preferred outstanding, the Company needs to obtain the majority votes of the holders of Series B Preferred with regard to certain actions. Holder converts any portion of the Preferred Stock into common and thereafter to one vote for each share of Series B Preferred held, are entitled to elect up to two members to the Board of Directors, and, absent such election, are provided certain voting and veto rights to any vote by the Board of Directors. In conjunction with and pursuant to the terms of the SPA, the Company entered into an Escrow Agreement whereby the Company is required to deposit shares of the Company’s common stock which shall be held in the Escrow Agent’s name and disbursed to YCIG, at the sole discretion and election of YCIG, pursuant to the terms of the SPA and the documents related thereto.

On December 23, 2016, the Company entered into a settlement and release agreement (the “Yazbeck Settlement”) with Mr. Yazbeck, relating to certain bona fide, outstanding, and past-due liabilities of the Company in the aggregate principal amount of approximately $321,000 for certain unpaid base salary and bonus obligations that remained deferred and/or outstanding, due and owing to Mr. Yazbeck.

Under the terms of the Yazbeck Settlement, Mr. Yazbeck agreed to forgo and release any claims against the Company under that certain Employment Agreement, by and between Mr. Yazbeck and the Company, dated October 15, 2014 (the “Employment Agreement”) in exchange for (1) the issuance of fifty-one (51) shares of the Company’s Series A Preferred; (2) the issuance of three hundred thousand (300,000) shares of the Company’s Series B Preferred; (3) a warrant for fifteen percent (15%) of the common shares of the Company issued and outstanding as of January 3, 2017, at an exercise price of $0.001 per share, with an expiration date of January 3, 2019; and (4) the issuance of thirty million (30,000,000) shares of the Company’s restricted common stock.

On January 4, 2017, the Company entered into a settlement and release agreement (the “YCIG Settlement”) with YCIG, relating to certain bona fide, outstanding, and past-due liabilities of the Company in the aggregate principal amount of approximately $224,040 arising from that certain loan agreement, by and between the Company and YCIG, dated December 10, 2015 (the “Loan Agreement”) and that certain revolving promissory note, executed by the Company in favor of YCIG, of even date therewith (the “Revolving Note”).

On January 3, 2017, YCIG issued a payment demand letter (the “Demand Letter”) to the Company alleging that the Company was in default under the Loan Agreement and Revolving Note for the Company’s failure to make monthly interest payments as contemplated thereunder and for breaches of the Loan Agreement (the “Events of Default”).

Under the terms of the YCIG Settlement, in lieu of receiving the immediate cash payment for the principal, interest and fees due and owing to YCIG from the Company under the Loan Agreement and the Revolving Note, YCIG agreed to settle and cure the Events of Default through the mutual amendment of specific terms of the Loan Agreement, as more fully described therein. As additional consideration for the YCIG Settlement, YCIG agreed to return 210,894 shares of the Company’s common stock. The return the 210,894 shares of the Company’s common stock by YCIG was effected as of December 30, 2016.

A copy of the SPA, the Escrow Agreement, the Form of Warrant, the Yazbeck Settlement, and YCIG Settlement are filed, via incorporation by reference, as exhibits to this Report.

Review and Approval of Transactions with Related Persons

In reviewing and approving transactions with related persons, the Board considers all material factors in relation to such related person’s role in a proposed transaction, including, without limitation, the related person’s indirect or direct financial interest in the proposed transaction, other interests such related person may have in the proposed transaction, the terms and conditions of the proposed transaction, and whether such transaction is on an equivalent to arms-length basis. After reviewing and factoring all these considerations, the Board, and the disinterested directors, if applicable, determine whether to approve the proposed transaction with the respective related person. While the Company does not have any written polices with respect to review and approval of any such transactions with related persons, the Company believes the processes the Board follows ensures the appropriateness of its entry into such transactions with related persons and that they were entered into on terms on an equivalent basis to an arms-length transaction.

Director Independence

Board of Directors

Mr. Yazbeck, as an officer of the Company, is not an independent director pursuant to Nasdaq Stock Market Rule 5605(a)(2) and applicable SEC rules and regulations.

Potential Conflicts of Interest

Since we did not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees were performed by our directors. Thus, there was an inherent conflict of interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s independent registered public accounting firm, for the years ended December 31, 2016 and 2015:

	2016	2015
Burr Pilger Mayer, Inc.

Audit fees	$121,221	$144,580
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
	$121,221	$144,580

	2016	2015
Anton & Chia

Audit fees	$29,150	$-
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
	$29,150	$-

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements and reviews of our interim consolidated financial statements included in quarterly reports.

Tax Fees. Burr Pilger Mayer, Inc. and Anton & Chia did not provide us with professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

part iv

ITEM 15. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated as of April 9, 2015, by and among the Company, CDX Merge, Inc. and CDx, Inc.	8-K	2.1	04/14/2015
3.1	Articles of Incorporation.	S-1	3.1	10/15/2013
3.2	Amendment to Articles of Incorporation.	8-K	3.1	10/04/2016
3.3	Amendment to Articles of Incorporation (Series A Preferred Designation)	8-K	3.1	01/11/2017
3.4	Amendment to Articles of Incorporation (Series B Preferred Designation)	8-K	3.2	01/11/2017
3.5	Bylaws	S-1	3.2	10/15/2013
4.1	Form of Series B Warrant	8-K	10.7	05/05/2015
10.1	Patent Assignments, dated as of July 2, 2014, by and between CDx, Inc. and Richard Rouse.	8-K	10.2	05/05/2015
10.2*	Employment Agreement, dated as of October 15, 2014, between CDx and Daniel Yazbeck	8-K	10.3	05/05/2015
10.3*	Form of Registration Rights Agreement, dated as of October 2014, by and among CDx and the investors party thereto	8-K	10.6	05/05/2015
10.4*	2014 Equity Incentive Plan with CDx.	8-K			X
10.5*	2015 Equity Incentive Plan.	8-K	10.8	05/05/2015
10.6*	MyDx, Inc. 2017 Stock Incentive Plan	8-K	4.2	02/09/2017
10.7	Office Lease dated April 1, 2015.	8-K	10.9	05/05/2015
10.8**	Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.1	05/05/2015
10.9**	Amendment No. 1 dated April 21, 2014 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.)	8-K/A	10.10	05/19/2015
10.10**	Amendment No. 2 dated July 1, 2014 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.11	05/19/2015
10.11**	Amendment No. 3 dated March 23, 2015 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.12	05/19/2015

10.12	Amendment No. 4 dated May 1, 2015 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.13	05/19/2015
10.13**	Amendment No. 5 dated May 5, 2015 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.14	05/19/2015
10.14**	Exclusive Patent Sublicense Agreement dated April 24, 2015 between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.15	05/26/2015
10.15	Amended Amendment No. 4 dated May 19, 2015 to Joint Development Agreement, dated as of November 1, 2013, between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.16	05/26/2015
10.16	Supply Agreement dated April 24, 2015 between CDx, Inc. and Next Dimension Technologies, Inc.	S-1/A	10.18	10/28/2015
10.17	Securities Purchase Agreement dated December 10, 2015 with between the Company and Kodiak Capital Group, LLC	8-K	10.19	12/16/2015
10.18	Loan Agreement dated December 10, 2015 with YCIG, Inc.	8-K	10.21	12/16/2015
10.19	Equity Purchase Agreement dated February 2, 2016 with Kodiak Capital Group, LLC	8-K	10.30	02/09/2016
10.20	Registration Rights Agreement dated February 2, 2016 with Kodiak Capital Group, LLC	8-K	10.31	02/09/2016
10.21	Convertible Promissory Note in the principal amount of $50,000 dated February 2, 2016 with Kodiak Capital Group, LLC	8-K	10.32	02/09/2016
10.22	Securities Purchase Agreement dated February 26, 2016 with between the Company and Kodiak Capital Group, LLC	8-K	10.33	02/26/2016
10.23	Convertible Promissory Note in the amount of $60,000 dated February 26, 2016 issued by the Company to Kodiak Capital Group, LLC	8-K	10.34	02/26/2016
10.24	Securities Purchase Agreement dated March 15, 2016 between the Company and Auctus Fund, LLC	8-K	10.35	03/18/2016
10.25	Convertible Promissory Note in the principal amount of $55,750 dated March 15, 2016 issued by the Company to Auctus Fund, LLC	8-K	10.36	03/18/2016
10.26	MyDx Affiliate Program Agreement dated April 1, 2016 with Nanolux Technology, Inc.	10-K	10.37	04/27/2016
10.27	Securities Purchase Agreement Dated May 6, 2016 Between The Company and Auctus F	8-K	10.38	05/10/2016
10.28	Convertible Promissory Note in the principal amount of $55,750 dated May 6, 2016	8-K	10.39	05/10/2016
10.29	Securities Purchase Agreement dated May 10, 2016 with Crown Bridge Partners, LLC	8-K	10.40	05/16/2016
10.30	Convertible Promissory Note in the principal amount of $50,000 Dated May 10, 2016	8-K	10.41	05/16/2016
10.31	Convertible Note in the principal amount of $275,000 dated May 24, 2016 Issued to Vista Capital Investments, LLC	8-K	10.1	05/27/2016

10.32	Amendment No. 1 to 8% Convertible Note Dated June 22, 2016 Issued to Adar Bays, LLC	8-K	10.1	07/01/2016
10.33	Amendment No. 1 to 8% Convertible Note Dated June 22, 2016 Issued to Union Capital, LLC	8-K	10.2	07/01/2016
10.34	Termination Letter to Kodiak Capital Group, LLC, dated June 30, 2016	8-K	10.1	07/07/2016
10.35	Distribution License Agreement Between the Company and Powerful Holdings, Ltd.	10-Q	10.1	11/23/2016
10.36	Consulting Agreement Between the Company and Lynx Consulting Group, Ltd., dated April 3, 2016	10-Q	10.2	11/23/2016
10.37	Settlement Agreement and Stipulation between the Company and Rockwell Capital Partners, Inc., dated November 29, 2016	8-K	10.1	12/2/2016
10.38	Advisory Services Agreement Between the Company and BCI Advisors, LLC, dated December 1, 2016	8-K	10.1	01/11/2017
10.39	Securities Purchase Agreement, dated December 23, 2016	8-K	10.2	01/11/2017
10.40	Escrow Agreement, dated December 23, 2016	8-K	10.3	01/11/2017
10.41	Form of Warrant	8-K	10.4	01/11/2017
10.42*	Settlement & Release Agreement -- Daniel R. Yazbeck and MyDx, Inc., dated December 23, 2016	8-K	10.5	01/11/2017
10.43*	Settlement & Release Agreement -- YCIG, Inc. and MyDx, Inc., dated January 4, 2017	8-K	10.6	01/11/2017
10.44**	First Amendment to The Exclusive Patent Sublicense Agreement, Dated November 29, 2016	8-K/A	10.2	01/13/2017
10.45**	JDA Termination Agreement, dated November 29, 2016	8-K/A	10.3	01/13/2017
10.46**	Amendment #2 to Supply Agreement, dated November 29, 2016	8-K/A	10.4	01/13/2017
10.47	Option Agreement and Research and Development Agreement between Company and Torque Research and Development, Inc., dated February 8, 2017				X
10.48	Research, Branding, Advertising and Marketing Services Agreement, between Company and Libre Design, LLC, dated February 17, 2017.				X
14.1	Code of Ethics.	10-K/A	14.1	05/05/2015
16.1	Letter From Burr Pilger Mayer, Inc. to the SEC Dated May 17, 2016	8-K/A	16.1	05/17/2016
21.1	Subsidiaries of the Registrant.				X
31.1	Certification of Principal Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1***	Certification of Principal Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2 ***	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

* Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

** The SEC has granted confidential treatment for certain portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the SEC.

*** In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MyDx, Inc.

Date: April 17, 2017	By:	/s/ Daniel R. Yazbeck
	Name:	Daniel R. Yazbeck
	Title:	Chief Executive Officer, Chairman of the Board and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel R. Yazbeck	Chief Executive Officer, Chief Financial Officer, and Director	April 17, 2017
Daniel R. Yazbeck	(Principal Executive Officer, Principal Financial Officer, and
Principal Accounting Officer)

