Form 10-K/A
period 2016-12-31
MyDx, Inc.
filed 2017-04-26
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K/A (the “Amendment”) for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on April 20, 2017 (the “Original Form 10-K”), to make the following changes: (i) to correct a typographical error in the Net Cash Provided by Financing Activities paragraph in Part II, Item 7; (ii) to correct grammatical errors in the Report of Independent Registered Public Accounting Firm of BPM LLP for the year ended December 31, 2015; (iii) to make certain corrections to: (a) the audited Consolidated Statement of Cash Flows for the year ended December 31, 2015; and (b) Notes 5, 8, 10, and 11 to our audited financial statements; (iv) to correct a typographical error in Part II, Item 9; (v) to make certain corrections to Part III, Items 12 and 14; and (vi) to include, as Exhibits 23.1 and 23.2, consents from our Independent Registered Public Accounting Firms for the years ended December 31, 2016 (Anton & Chia, LLP) and December 31, 2015 (BPM LLP) to incorporate by reference their reports with respect to the consolidated financial statements for those respective years into our Registration Statement (Form S-8 No. 333-215979).

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have included the entire text of Part II, Items 7, 8, and 9 and Part III, Items 12 and 14 of the Original Form 10-K in this Amendment.

This Amendment includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1, and 3 hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other Item of the Original Form 10-K or reflect any events that have occurred after the filing of the Original Form 10-K.

FORWARD-LOOKING STATEMENTS

This Amendment Number 1 to Annual Report on Form 10-K/A (“Report”) contains forward-looking statements within the meaning of Sections 21E and Section 27A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). “Forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources. These forward-looking statements include, without limitation, statements regarding: proposed new programs; expectations that regulatory developments or other matters will not have a material adverse effect on our financial position, results of operations and our liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “foresee” “future,” “intends,” “plans,” “believes,” “estimates” and variations of these words and similar expressions, as well as statements in the future tense, identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially As used in this Report, the terms “we”, “us”, “our”, and the “Company” means MyDx, Inc. a Nevada corporation and its subsidiaries.

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

PART II

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

Net Cash Provided by Financing Activities

For the year ended December 31, 2016, financing activities provided cash of $713,610 which resulted from an increase of approximately $300,000 in net proceeds from the issuance of asset based loans, net of issuance costs, $521,622 in proceeds from the issuance of convertible notes payable, net of issuance costs; and $160,000 in proceeds from note payable–related party. For the year ended December 31, 2015, financing activities provided approximately $4,061,000 which resulted from an increase of approximately $3,633,000 in proceeds from the issuance of convertible notes payable, net of issuance costs; $250,000 in proceeds from the issuance of convertible preferred stock, net of issuance costs; $175,000 in proceeds from note payable-related party; and $3,000 in proceeds from issuance of common stock from exercise of stock options.

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

Newport Beach, CA

April 18, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

MyDx, Inc.

We have audited the accompanying consolidated balance sheet of MyDx, Inc. (a Nevada corporation) and its subsidiary (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MyDx, Inc. and its subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BPM LLP

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

See notes to consolidated financial statements

MyDx, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(16,501,889)	$(6,367,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,055	64,611
Impairment of assets	13,126	9,224
Common stock issued in exchange for services	366,150	1,413,002
Change in fair value of derivative liability	1,013,901	-
Derivative expense	2,464,439	-
Loss on settlement of accrued payroll	5,691,993	-
Loss on settlement of vendor liabilities	392,360	-
Stock-based compensation	232,271	517,063
Interest expense related to amortization of debt issuance costs and debt discount	1,602,635	419,798
Changes in assets and liabilities:
Accounts receivable	(17,149)	(10,702)
Inventory	296,740	(451,973)
Prepaid expenses and other assets	26,533	(108,568)
Accounts payable and accrued liabilities	3,513,462	169,533
Customer deposits	7,300	(120,404)
Current portion leases payable	(2,014)	-
Net cash used in operating activities	(819,087)	(4,465,713)

Cash flows from investing activities:
Purchases of property & equipment	-	(196,589)
Net cash used in investing activities	-	(196,589)

Cash flows from financing activities
Proceeds from note payable - related party	160,000	175,000
Repayment of note payable - related party	(135,000)	-
Proceeds from the issuance of convertible preferred stock, net of issuance costs	-	3,632,869
Proceeds from the issuance of convertible notes payable, net of issuance costs	521,622	250,000
Proceeds from issuance of asset based loans, net of issuance costs	300,000	-
Repayments on asset based loans	(133,012)
Proceeds from issuance of common stock from exercise of stock options	-	2,667
Net cash provided by financing activities	713,610	4,060,536

Net decrease in cash	(105,477)	(601,766)

Cash, beginning of period	143,680	745,446
Cash, end of period	$38,203	$143,680

Supplemental cash flow information:
Interest paid	$44,200	$-

Supplemental disclosure of non-cash investing and financing activities:
Settlement of debt with convertible note	$1,836,127	$-
Derivative cease to exist upon conversion of notes	$4,321,381	$-
Debt discount recorded on convertible debt and warrants	$2,207,842	$-
Conversion of convertible notes payable to preferred stock	$-	$2,070,072
Fair value of preferred stock warrants issued with preferred stock	$-	$1,667,148
Reclassification of warrant liability to additional paid-in capital	$-	$1,943,672
Common stock assumed in connection with merger	$-	$1,990
Conversion of convertible preferred stock to common stock	$-	$7,904
Issuance of common stock in exchange for services provided in the prior year	$-	$327,100

See notes to consolidated financial statements

MyDx, INC.

Notes to Consolidated Financial Statements

1.	Organization

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

The Company had the following common stock equivalents at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Convertible notes payable	641,595,251	-
Options	1,490,026	4,626,245
Warrants	7,571,395	7,571,395
Totals	650,656,672	12,197,640

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

Convertible Notes

	December 31,	December 31,
	2016	2015
Convertible Notes - December 22, 2015	$-	$220,000
Convertible Note - December 10, 2015	-	60,000
Convertible Note -May 24, 2016	21,900	-
Convertible Note -August 9, 2016	35,000	-
Convertible Note – October 5, 2016	363,768
Convertible Note -November 14, 2016	35,000	-
Convertible Note -November 26, 2016	63,260
Less debt discount and debt issuance costs	(285,781)	(29,152)
Total	$233,147	$250,848
Less current portion of convertible notes payable	$233,147	$50,574
Long-term convertible notes payable	$-	$200,274

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

On December 22, 2015, the Company completed a financing pursuant to a Securities Purchase Agreement with Adar Bays, LLC ("Adar Bays") providing for the issuance of two convertible promissory notes in the aggregate principal amount of $220,000, with the first note being in the amount of $110,000, and the second note being in the amount of $110,000 (the "Note" or "Notes"). The Notes contain a 10% original issue discount such that the purchase price of each Note is $100,000. The first Note was funded on December 22, 2015 and is due and payable on December 21, 2017. The second Note shall initially be paid for by the issuance of an offsetting $100,000 collateralized secured note issued by Adar Bays to the Company due and payable no later than August 21, 2016. The funding of the second Note is subject to certain conditions, and the Company may reject the closing of the second Note in its discretion. The Notes bear interest at the rate of 8% per annum and may be converted by Adar Bays at any time after the date which is nine months of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Notes) calculated at the time of conversion. The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The Notes may be prepaid by the Company at any time prior to 180 days after the date of issuance of the Notes subject to the payment of prepayment penalties as described in the Notes. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2015. The issuance of the Notes was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Notes was an accredited investor. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and is being accreted over the term of the Note. For the years ended December 31, 2016 and 2015, the Company amortized a total of $7,510 and $137, respectively, of the debt issuance cost. During the year ended December 31, 2016, the Note holder converted the Note and accrued unpaid interest into 7,142,526 share of the Company’s common stock.

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

On December 22, 2015, the Company completed a financing pursuant to a Securities Purchase Agreement with Union Capital, LLC ("Union Capital") providing for the purchase of two convertible promissory notes in the aggregate principal amount of $220,000, with the first note being in the amount of $110,000, and the second note being in the amount of $110,000 (the "Note" or "Notes"). The Notes contain a 10% original issue discount such that the purchase price of each Note is $100,000. The first Note was funded on December 22, 2015 and is due and payable on December 21, 2017. The second Note shall initially be paid for by the issuance of an offsetting $100,000 collateralized secured note issued by Union Capital to the Company due and payable no later than August 21, 2016. The funding of the second Note is subject to certain conditions and the Company may reject the closing of the second Note in its discretion. The Notes bear interest at the rate of 8% per annum; are due and payable on December 21, 2017; and may be converted by Union Capital at any time after the date which is nine months of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Notes) calculated at the time of conversion. The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The Notes may be prepaid by the Company at any time prior to 180 days after the date of issuance of the Notes subject to the payment of prepayment penalties as described in the Notes. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2015. The issuance of the Notes was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company's reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Notes was an accredited investor. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and will be accreted over the term of the Note. For the year ended December 31, 2016, the Company amortized a total of $9,863, of the debt issuance cost. As of December 31, 2016 and 2015, the Note had outstanding balances of $0 and $100,137, respectively, and remaining unamortized debt discount of $0 and $9,863, respectively.

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

YCIG advanced the Company funds under the loan agreement as follows:

	Outstanding Balances as of
	December 31, 2016	December 31, 2015
September 29, 2015	$-	$25,000
October 30, 2015	-	25,000
November 4, 2015	-	25,000
November 13, 2015	-	25,000
November 20, 2015	15,000	25,000
December 1, 2015	25,000	25,000
December 2, 2015	25,000	25,000
April 6, 2016	10,000	-
April 27, 2016	25,000	-
July 20, 2016	25,000	-
August 8, 2016	25,000	-
September 19, 2016	25,000	-
December 1, 2016	25,000
	$200,000	$175,000

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

Total stock-based compensation expense, both employee and non-employee, recognized by the Company for the years ended December 31, 2016 and 2015 was $232,271 and $517,063, respectively. Stock-based compensation expense related to stock options granted to non-employees for the year ended December 31, 2016 and 2015 was $82,996 and $191,845, respectively. No tax benefits were recognized in the year ended December 31, 2016 and 2015.

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

The Agreement also provides that any arising intellectual property rights other than those covered above shall belong to the Company. To the extent that it is necessary to do so to enable the Company to use and exploit its respective arising intellectual property rights, the Joint Developer grants the Company a perpetual, irrevocable, exclusive, and royalty free license (including the right to assign the license and to grant sub-licenses) to use and exploit the Joint Developer’s arising intellectual property rights in the field. Under the terms of the Agreement, either party may cancel the Agreement as the specific tasks provided for in the Agreement have been completed or for causes specifically provided for in the Agreement. During the year ended December 31, 2015, the Company paid the Joint Developer $200,000 for development costs.

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has elected to classify interest and penalties as a component of its income tax provision. With respect to the liability for unrecognized tax benefits, including related estimates of penalties and interest, the Company did not record a liability for unrecognized tax benefits as of December 31, 2016 and 2015, respectively. The Company does not expect any changes to its unrecognized tax benefit for the next twelve months that would materially impact its consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 11, 2016 (the “Dismissal Date”), the Board dismissed BPM LLP (“BPM”) as the Company’s independent registered public accounting firm. During the Company’s two most recent fiscal years, the subsequent interim periods thereto, and through the Dismissal Date, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except that in connection with the audit of the Company’s 2015 financial statements BPM identified material weaknesses in our internal control over financial reporting due to: (i) the Company not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge and experience in the application of accounting for warrants to purchase common and preferred stock issued in connection with convertible notes payable and convertible preferred stock and accounting for non-employee stock options; (ii) insufficient segregation of duties within the accounting function with respect to the review and approval of the underlying accounting records; (iii) the inability to close the Company’s books and timely issue financial statements; and (iv) inadequate management oversight resulting from the departure of all independent non-employee Board members in February 2016.

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

PART III

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of December 31, 2016 with respect to compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
2015 Equity Incentive Plan (approved by shareholders)	1,490,000	$0.27	4,710,000
2017 Stock Incentive Plan (approved by shareholders)	0	$0	150,000,000

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s independent registered public accounting firm, for the years ended December 31, 2016 and 2015:

	2016	2015
BPM LLP

Audit fees	$20,190	$144,580
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
	$20,190	$144,580

	2016	2015
Anton & Chia

Audit fees	$29,150	$-
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
	$29,150	$-

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements and reviews of our interim consolidated financial statements included in quarterly reports.

Tax Fees. BPM LLP and Anton & Chia did not provide us with professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

part iv

ITEM 15. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated as of April 9, 2015, by and among the Company, CDX Merge, Inc. and CDx, Inc.	8-K	2.1	04/14/2015
3.1	Articles of Incorporation.	S-1	3.1	10/15/2013
3.2	Amendment to Articles of Incorporation.	8-K	3.1	10/04/2016
3.3	Amendment to Articles of Incorporation (Series A Preferred Designation)	8-K	3.1	01/11/2017
3.4	Amendment to Articles of Incorporation (Series B Preferred Designation)	8-K	3.2	01/11/2017
3.5	Bylaws	S-1	3.2	10/15/2013
4.1	Form of Series B Warrant	8-K	10.7	05/05/2015
10.1	Patent Assignments, dated as of July 2, 2014, by and between CDx, Inc. and Richard Rouse.	8-K	10.2	05/05/2015
10.2*	Employment Agreement, dated as of October 15, 2014, between CDx and Daniel Yazbeck	8-K	10.3	05/05/2015
10.3*	Form of Registration Rights Agreement, dated as of October 2014, by and among CDx and the investors party thereto	8-K	10.6	05/05/2015
10.4*	2014 Equity Incentive Plan with CDx.	10-K	10.4	04/20/2017
10.5*	2015 Equity Incentive Plan.	8-K	10.8	05/05/2015
10.6*	MyDx, Inc. 2017 Stock Incentive Plan	8-K	4.2	02/09/2017
10.7	Office Lease dated April 1, 2015.	8-K	10.9	05/05/2015
10.8**	Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.1	05/05/2015
10.9**	Amendment No. 1 dated April 21, 2014 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.)	8-K/A	10.10	05/19/2015
10.10**	Amendment No. 2 dated July 1, 2014 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.11	05/19/2015
10.11**	Amendment No. 3 dated March 23, 2015 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.12	05/19/2015

10.12	Amendment No. 4 dated May 1, 2015 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.13	05/19/2015
10.13**	Amendment No. 5 dated May 5, 2015 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.14	05/19/2015
10.14**	Exclusive Patent Sublicense Agreement dated April 24, 2015 between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.15	05/26/2015
10.15	Amended Amendment No. 4 dated May 19, 2015 to Joint Development Agreement, dated as of November 1, 2013, between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.16	05/26/2015
10.16	Supply Agreement dated April 24, 2015 between CDx, Inc. and Next Dimension Technologies, Inc.	S-1/A	10.18	10/28/2015
10.17	Securities Purchase Agreement dated December 10, 2015 with between the Company and Kodiak Capital Group, LLC	8-K	10.19	12/16/2015
10.18	Loan Agreement dated December 10, 2015 with YCIG, Inc.	8-K	10.21	12/16/2015
10.19	Equity Purchase Agreement dated February 2, 2016 with Kodiak Capital Group, LLC	8-K	10.30	02/09/2016
10.20	Registration Rights Agreement dated February 2, 2016 with Kodiak Capital Group, LLC	8-K	10.31	02/09/2016
10.21	Convertible Promissory Note in the principal amount of $50,000 dated February 2, 2016 with Kodiak Capital Group, LLC	8-K	10.32	02/09/2016
10.22	Securities Purchase Agreement dated February 26, 2016 with between the Company and Kodiak Capital Group, LLC	8-K	10.33	02/26/2016
10.23	Convertible Promissory Note in the amount of $60,000 dated February 26, 2016 issued by the Company to Kodiak Capital Group, LLC	8-K	10.34	02/26/2016
10.24	Securities Purchase Agreement dated March 15, 2016 between the Company and Auctus Fund, LLC	8-K	10.35	03/18/2016
10.25	Convertible Promissory Note in the principal amount of $55,750 dated March 15, 2016 issued by the Company to Auctus Fund, LLC	8-K	10.36	03/18/2016
10.26	MyDx Affiliate Program Agreement dated April 1, 2016 with Nanolux Technology, Inc.	10-K	10.37	04/27/2016
10.27	Securities Purchase Agreement Dated May 6, 2016 Between The Company and Auctus F	8-K	10.38	05/10/2016
10.28	Convertible Promissory Note in the principal amount of $55,750 dated May 6, 2016	8-K	10.39	05/10/2016
10.29	Securities Purchase Agreement dated May 10, 2016 with Crown Bridge Partners, LLC	8-K	10.40	05/16/2016
10.30	Convertible Promissory Note in the principal amount of $50,000 Dated May 10, 2016	8-K	10.41	05/16/2016
10.31	Convertible Note in the principal amount of $275,000 dated May 24, 2016 Issued to Vista Capital Investments, LLC	8-K	10.1	05/27/2016

10.32	Amendment No. 1 to 8% Convertible Note Dated June 22, 2016 Issued to Adar Bays, LLC	8-K	10.1	07/01/2016
10.33	Amendment No. 1 to 8% Convertible Note Dated June 22, 2016 Issued to Union Capital, LLC	8-K	10.2	07/01/2016
10.34	Termination Letter to Kodiak Capital Group, LLC, dated June 30, 2016	8-K	10.1	07/07/2016
10.35	Distribution License Agreement Between the Company and Powerful Holdings, Ltd.	10-Q	10.1	11/23/2016
10.36	Consulting Agreement Between the Company and Lynx Consulting Group, Ltd., dated April 3, 2016	10-Q	10.2	11/23/2016
10.37	Settlement Agreement and Stipulation between the Company and Rockwell Capital Partners, Inc., dated November 29, 2016	8-K	10.1	12/2/2016
10.38	Advisory Services Agreement Between the Company and BCI Advisors, LLC, dated December 1, 2016	8-K	10.1	01/11/2017
10.39	Securities Purchase Agreement, dated December 23, 2016	8-K	10.2	01/11/2017
10.40	Escrow Agreement, dated December 23, 2016	8-K	10.3	01/11/2017
10.41	Form of Warrant	8-K	10.4	01/11/2017
10.42*	Settlement & Release Agreement -- Daniel R. Yazbeck and MyDx, Inc., dated December 23, 2016	8-K	10.5	01/11/2017
10.43*	Settlement & Release Agreement -- YCIG, Inc. and MyDx, Inc., dated January 4, 2017	8-K	10.6	01/11/2017
10.44**	First Amendment to The Exclusive Patent Sublicense Agreement, Dated November 29, 2016	8-K/A	10.2	01/13/2017
10.45**	JDA Termination Agreement, dated November 29, 2016	8-K/A	10.3	01/13/2017
10.46**	Amendment #2 to Supply Agreement, dated November 29, 2016	8-K/A	10.4	01/13/2017
10.47	Option Agreement and Research and Development Agreement between Company and Torque Research and Development, Inc., dated February 8, 2017	10-K	10.47	04/20/2017
10.48	Research, Branding, Advertising and Marketing Services Agreement, between Company and Libre Design, LLC, dated February 17, 2017.	10-K	10.48	04/20/2017
14.1	Code of Ethics.	10-K/A	14.1	05/05/2015
16.1	Letter From BPM LLP to the SEC Dated May 17, 2016	8-K/A	16.1	05/17/2016
21.1	Subsidiaries of the Registrant.	10-K	21.1	04/20/2017
23.1	Consent of Anton & Chia, LLP				X
23.2	Consent of BPM LLP.				X
31.1	Certification of Principal Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1***	Certification of Principal Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2 ***	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

* Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

** The SEC has granted confidential treatment for certain portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the SEC.

*** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MyDx, Inc.

Date: April 26 , 2017	By:	/s/ Daniel R. Yazbeck
	Name:	Daniel R. Yazbeck
	Title:	Chief Executive Officer, Chairman of the Board and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel R. Yazbeck	Chief Executive Officer, Chief Financial Officer, and Director	April 26 , 2017
Daniel R. Yazbeck	(Principal Executive Officer, Principal Financial Officer, and
Principal Accounting Officer)

