Form 10-Q
period 2017-03-31
MyDx, Inc.
filed 2017-05-22
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Number of shares of common stock outstanding as of May 22, 2017 was 1,546,329,348.

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MyDx, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash	$133,751	$38,203
Accounts receivable	27,851	27,851
Inventory	147,012	155,233
Prepaid expenses and other current assets	78,448	79,965
Total current assets	387,062	301,252

Property and equipment, net	117,836	138,883

Other assets	49,845	49,845
Total assets	$554,743	$489,980

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Asset based loans	$65,975	$120,460
Accounts payable	1,237,457	1,082,384
Customer deposits	178,319	16,767
Accrued liabilities	106,494	131,563
Current portion of leases payable	3,283	3,480
Due to related party	26,075	1,075
Convertible notes payable, current, net of debt discount	13,452	233,147
Derivative liability	4,811,419	1,812,441
Warrant liability	-	247,203
Total current liabilities	6,442,474	3,648,520

Convertible note payable - related party	-	200,000
Notes payable	200,000	-
Total liabilities	6,642,474	3,848,520

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Series A Preferred stock, $0.001 par value; 51 and 51 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-
Series B Preferred stock, $0.001 par value; 300,000 and 300,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	300	300
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 1,546,329,348 and 645,060,704 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,546,329	645,061
Additional paid-in capital	24,371,942	22,395,552
Accumulated deficit	(32,006,302)	(26,399,453)
Total stockholders’ deficit	(6,087,731)	(3,358,540)
Total liabilities and stockholders’ deficit	$554,743	$489,980

See notes to condensed consolidated financial statements

MYDX INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Sales
Product revenue	$85,391	$161,258
Total sales	85,391	161,258

Cost of goods sold
Product costs	33,848	91,326
Total cost of sales	33,848	91,326

Gross profit	51,543	69,932

Operating Expenses
Research and development	20,283	95,207
Sales and marketing	197,046	145,293
General and administrative	561,027	354,312
Total operating expenses	778,356	594,812

Loss from operations	(726,813)	(524,880)

Other expense
Interest expense, net	(270,006)	18,830
Change in fair value of derivative liability	(4,005,242)	-
Derivative expense	(731,347)	-
Gain on settlement of liabilities	126,559	-

Loss before provision for income taxes	(5,606,849)	(543,710)

Provision for income taxes	-	800
Net loss	$(5,606,849)	$(544,510)

Basic and diluted loss per common share	$(0.01)	$(0.02)
Weighted average shares used in computing net loss per common share basic and diluted	1,120,023,451	22,182,752

See notes to condensed consolidated financial statements

MyDx, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,606,849)	$(544,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,047	21,346
Common stock issued in exchange for services	76,300	65,550
Change in fair value of derivative liability	4,005,242	-
Derivative expense	731,347	-
Gain on settlement of accrued payroll	(44,005)	-
Gain on settlement of vendor liabilities	(82,554)	-
Stock based compensation	245,225	148,316
Interest expense related to amortization of debt issuance costs and debt discount	251,670	11,654
Changes in assets and liabilities:
Accounts receivable	-	(14,421)
Inventory	8,221	78,387
Prepaid expenses and other assets	1,517	42,219
Accounts payable and accrued liabilities	261,017	(16,728)
Long term obligations	161,552	(725)
Current portion leases payable	(197)	-
Net cash used in operating activities	29,533	(208,912)

Cash flows from financing activities
Proceeds from the issuance of common stock	95,500	-
Proceeds from related party	25,000	-
Proceeds from the issuance of convertible notes payable, net of issuance costs	-	100,000
Repayments on asset based loans	(54,485)	-
Net cash provided by financing activities	66,015	100,000

Net increase / (decrease) in cash	95,548	(108,912)

Cash, beginning of period	38,203	143,680
Cash, end of period	$133,751	$34,768

Supplemental cash flow information:
Interest paid	$8,400	$18,831
Taxes paid	$-	$800

Supplemental disclosure of non-cash investing and financing activities:
Settlement of debt with convertible note	$525,538	$-
Derivative cease to exist upon conversion of notes	$1,852,888	$-

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

The Company’s first product, MyDx®, also known as “My Diagnostic”, is a patented multiuse hand-held chemical analyzer made for consumers and professional users which feeds our data analytics platform and SaaS business. MyDx is intended to allow consumers to Trust & Verify® what they put into their mind and body by using our science and technology to test for pesticides in food, chemicals in water, toxins in the air, and the safety and potency of cannabis samples, which is our initial focus.

3.	Going Concern

The Company has elected to adopt early application of ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s condensed consolidated financial statements have been prepared assuming it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated Financial Statements, the Company had an accumulated deficit at March 31, 2017, and a net loss for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenues; however, its cash position may not be sufficient to support its daily operations. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by early-stage companies. These risks include, but are not limited to, the uncertainty of availability of financing and the uncertainty of achieving future profitability. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise funds through the capital markets. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. We reported negative cash flow from operations for the three months ended March 31, 2017 and 2016. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generates sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $133,751 at March 31, 2017 will not be sufficient to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. The delays in our ability to ship products and generate revenues may have adversely affected our capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of the Company and its wholly owned subsidiary. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on April 20, 2017.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of March 31, 2017 and the Company’s results of operations for the three months ended March 31, 2017 and 2016 and its cash flows for the three months ended March 31, 2017 and 2016. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. All references to March 31, 2017 or to the three months ended March 31, 2017 and 2016 in the notes to condensed consolidated financial statements are unaudited.

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

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2017, and December 31, 2016, the Company held no cash equivalents.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of March 31, 2017 and 2016, there was no allowance for doubtful accounts.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. These costs consist primarily of salaries and direct payroll-related costs. It also includes purchased materials and services provided by independent contractors, software developed by other companies and incorporated into or used in the development of our final products. Research and development expenses for the three months ended March 31, 2017 and 2016 were $20,283 and $95,207, respectively.

Advertising Costs

Advertising costs are charged to sales and marketing expenses and general and administrative expenses as incurred. Advertising expenses, which are recorded in sales and marketing and general and administrative expenses, totaled $197,046 and $27,236 for the three months ended March 31, 2017 and 2016, respectively.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended March 31, 2017 and 2016 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Convertible notes payable	25,355,932	-
Options	1,490,000	4,338,050
Warrants	260,345,149	7,571,395
Totals	287,191,081	11,909,445

Subsequent events

The Company has evaluated events that occurred subsequent to March 31, 2017 and through the date the financial statements were issued.

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities.

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as ASU 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has evaluated the standard and does not expect the adoption will have a material effect on its condensed consolidated financial statements and disclosures.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under current inventory standards, the market value requires consideration of replacement cost, net realizable value and net realizable value less an approximately normal profit margin. The new guidance replaces market with net realizable value defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period, which is our fiscal year 2018. The amendment is to be applied prospectively with early adoption permitted. The Company is in the process of evaluating the effect of the new guidance on its condensed consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. The Company is in the process of evaluating the effect of the new guidance on its condensed consolidated financial statements and disclosures.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its condensed consolidated financial statements.

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

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.

5.	Inventory

Inventory as of March 31, 2017, and 2016 is as follows:

	March 31,	December 31,
	2017	2016
Finished goods	$0	$3,033
Raw materials	147,012	152,200
	$147,012	$155,233

6.	Property and Equipment, net

	March 31,	December 31,
	2017	2016
Computer and test equipment	$198,684	$198,684
Website development costs	39,870	39,870
Furniture and fixtures	26,948	26,948
Software	10,791	10,791
Leasehold improvements	18,288	18,288
	294,581	294,581
Accumulated depreciation and amortization	176,744	(155,698)
	$117,836	$138,883

Depreciation expense was $21,047 and $21,346 for the three months ended March 31, 2017 and 2016, respectively.

7.	Accrued Liabilities

Accrued liabilities consisted of the following as of March 31, 2017 and December 31, 2016.

	March 31,	December 31,
	2017	2016
Deferred compensation to employee	$	$
Accrued compensation for employees	29,207	36,223
Deferred compensation to non-employee	7,163	37,923
Other	70,124	57,417
	$106,494	$131,563

8.	Debt

Asset Based Loans

On September 16, 2016, CDx, Inc. (the Company’s wholly owned subsidiary) entered into a Business Loan Agreement (the “Agreement”) with WebBank providing for the granting of a security interest in properties, assets and rights (the “Collateral”) as defined in the agreement. CDx, Inc. received net proceeds of $150,000. There were no loan origination or administrative fees related to the funding. The agreement has a maturity date that is 432 days after the effective date of the Agreement and requires equal weekly payments of $599 which includes a total finance fee of $34,500 over the life of the Agreement. The Agreement is personally guaranteed by an officer and majority shareholder of the Company. The outstanding balance at March 31, 2017 was $56,944.

On May 31, 2016, CDx, Inc. (the Company’s wholly owned subsidiary) entered into a Promissory Note and Security Agreement (the “Note”) with Windset Capital Corporation, whereby CDx, Inc. gives, grants and assigns a continuing security interest in all of CDx, Inc.’s business equipment, accounts receivable, intellectual property, rights, licenses, claims, assets and properties of any kind whatsoever, whether now owned or hereafter acquired, real, personal, tangible, intangible or of any nature or value, wherever located, together with all proceeds including insurance proceeds as defined in the Note. There was an origination fee of $200 related to the financing. CDx, Inc. received net proceeds of $74,800 from the funding. The Note has a maturity date that is 252 business days from the date of the Note and requires payments of $360 each business day, as defined in the Note, which includes a total finance fee of $15,750 over the life of the Note. The Note is personally guaranteed by an officer and majority shareholder of the Company. The outstanding balance at March 31, 2017 was $0.

On May 31, 2016, CDx, Inc. (the Company’s wholly owned subsidiary) entered into a Future Receivables Sale Agreement (the “Agreement”) with Swift Financial Corporation granting a security interest, as defined in the Agreement, in CDx, Inc.’s present and future accounts, receivables, chattel paper, deposit accounts, personal property, goods, assets and fixtures, general intangibles, instruments, equipment and inventory. There was an origination fee of $1,875 related to the financing. CDx, Inc. received net proceeds of $73,125 from the funding. The Agreement requires 48 equal weekly payments of $1,842 resulting in total repayment of $88,425 which includes a finance fee of $13,425. The total repayment amount can be reduced to $85,425 solely in the event CDx, Inc. pays this amount on or before October 3, 2016. The Agreement is personally guaranteed by an officer and majority shareholder of the Company. The outstanding balance at March 31, 2017 was $9,030.

Convertible Notes

	March 31,	December 31,
	2016	2016
Convertible Note -May 24, 2016	$-	$21,900
Convertible Note -August 9, 2016	-	35,000
Convertible Note – October 5, 2016	-	363,768
Convertible Note -November 14, 2016	35,000	35,000
Convertible Note -November 26, 2016	440	63,260
Less debt discount and debt issuance costs	(21,988)	(285,781)
Total	$13,452	$233,147

The Company amortized debt discount and debt issuance costs of $251,670 and $5,905 for the three months March 31, 2017 and 2016 respectively.

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

The Note might be accelerated if an event of default occurs under the terms of the Note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rate under the Note in the event of such defaults. For the three months ended March 31, 2017, the Company amortized a total of $2,173 of the debt issuance cost. As of March 31, 2017, the Note had an outstanding balance of $0 and a remaining unamortized debt discount of $0.

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

The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor. For the three months ended March 31, 2017, the Company amortized a total of $0, of the debt issuance cost. As of March 31, 2017, the Note had an outstanding balance of $0 and a remaining unamortized debt discount of $0.

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

The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor. For the three months ended March 31, 2017, the Company amortized a total of $21,250 of the debt issuance cost. As of March 31, 2017, the Note had an outstanding balance of $0 and a remaining unamortized debt discount of $0.

During the three months ended March 31, 2017, the Note holder elected to convert the Note and accrued interest of $36,522 into 86,654,550 share of the Company’s common stock.

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

On December 22, 2015, the Company completed a financing pursuant to a Securities Purchase Agreement with Adar Bays, LLC (“Adar Bays”) providing for the issuance of two convertible promissory notes in the aggregate principal amount of $220,000, with the first note being in the amount of $110,000, and the second note being in the amount of $110,000 (the “Note” or “Notes”). The Notes contain a 10% original issue discount such that the purchase price of each Note is $100,000. The first Note was funded on December 22, 2015 and is due and payable on December 21, 2017. The second Note shall initially be paid for by the issuance of an offsetting $100,000 collateralized secured note issued by Adar Bays to the Company due and payable no later than August 21, 2016. The funding of the second Note is subject to certain conditions, and the Company may reject the closing of the second Note in its discretion. The Notes bear interest at the rate of 8% per annum and may be converted by Adar Bays at any time after the date which is nine months of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Notes) calculated at the time of conversion. The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The Notes may be prepaid by the Company at any time prior to 180 days after the date of issuance of the Notes subject to the payment of prepayment penalties as described in the Notes. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2015. The issuance of the Notes was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Notes was an accredited investor. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and is being accreted over the term of the Note. For the year ended December 31, 2016, the Company amortized a total of $7,510 and $10,000, respectively, of the debt issuance cost. During the year ended December 31, 2016, the Note holder converted the Note and accrued unpaid interest into 7,142,526 share of the Company’s common stock.

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

On December 22, 2015, the Company completed a financing pursuant to a Securities Purchase Agreement with Union Capital, LLC (“Union Capital”) providing for the purchase of two convertible promissory notes in the aggregate principal amount of $220,000, with the first note being in the amount of $110,000, and the second note being in the amount of $110,000 (the “Note” or “Notes”). The Notes contain a 10% original issue discount such that the purchase price of each Note is $100,000. The first Note was funded on December 22, 2015 and is due and payable on December 21, 2017. The second Note shall initially be paid for by the issuance of an offsetting $100,000 collateralized secured note issued by Union Capital to the Company due and payable no later than August 21, 2016. The funding of the second Note is subject to certain conditions and the Company may reject the closing of the second Note in its discretion. The Notes bear interest at the rate of 8% per annum; are due and payable on December 21, 2017; and may be converted by Union Capital at any time after the date which is nine months of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Notes) calculated at the time of conversion. The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The Notes may be prepaid by the Company at any time prior to 180 days after the date of issuance of the Notes subject to the payment of prepayment penalties as described in the Notes. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2015. The issuance of the Notes was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Notes was an accredited investor. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and will be accreted over the term of the Note. For the year ended December 31, 2016, the Company amortized a total of $9,863, of the debt issuance cost. As of December 31, 2016 the Note had outstanding balances of $0, and remaining unamortized debt discount of $0 .

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

On December 10, 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) and Convertible Promissory Note in the original principal amount of $60,000 (the “Note”) with Kodiak Capital Group, LLC (“Kodiak”) pursuant to which Kodiak funded $50,000 to the Company after the deduction of a $10,000 original issue discount. The Note bears interest at the rate of 12% and must be repaid on or before December 20, 2016. The Note may be prepaid by the Company at any time without penalty prior to the date which is 180 days after the date of issuance of the Note. The Note may be converted by Kodiak at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the Note). The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The SPA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the SPA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2015. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and will be accreted over the term of the Note. For the nine months ended December 31, 2016, the Company amortized a total of $9,426 of the debt issuance cost. The Note was redeemed on June 6, 2016.

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

The EPA provides that the Company may, in its discretion, sell up to $1,000,000 of shares of Company common stock to Kodiak. The sale of shares of Company common stock is subject to the conditions set forth in the EPA, which include, but are not limited to, the Company filing a Registration Statement on Form S-1 to register the shares to be sold to Kodiak and the Registration Statement becoming effective. The purchase price to be paid for the shares will be 70% of the market price for such shares as determined pursuant to the terms set forth in the EPA. The RRA provides that the Company will file a Registration Statement to register up to 4,000,000 shares to be sold to Kodiak pursuant to the EPA, or issued to Kodiak upon conversion of the Note, and that the Company shall use commercially reasonable efforts to file the Registration Statement before March 31, 2016. Pursuant to the terms of the EPA, the Company agreed to issue Kodiak the Note as a commitment fee. The Note must be repaid on or before February 2, 2017. The Note may be prepaid by the Company at any time without penalty. The Note may be converted by Kodiak at any time after August 2, 2016 into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the Note). Any financing pursuant to the EPA is subject to the Company’s fulfilling the conditions to sell shares to Kodiak, including the effectiveness of the Registration Statement. The Company cannot provide any assurances that any shares will be sold under the EPA or the prices at which such shares may be sold.

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

On February 8, 2016, the Company entered into an Equity Purchase Agreement (the “EPA”), Registration Rights Agreement (“RRA”) and Convertible Promissory Note in the original principal amount of $60,000 (the “Note”) with Kodiak Capital Group, LLC (“Kodiak”) pursuant to which Kodiak funded $50,000 to the Company after the deduction of a $10,000 original issue discount. The Note bears interest at the rate of 12% and must be repaid on or before February 7, 2017. The Note may be prepaid by the Company at any time without penalty prior to the date which is 180 days after the date of issuance of the Note. The Note may be converted by Kodiak at any time after 180 days of the date of issuance into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the Note). The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The SPA and Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the SPA and Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and will be accreted over the term of the Note. For the year ended December 31, 2016, the Company amortized a total of $6,319 of the debt issuance cost. The Note was redeemed on September 9, 2016.

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

The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor. For the three months ended March 31, 2017, the Company amortized a total of $8,750, of the debt issuance cost. As of March 31, 2017, the Note had an outstanding balance of $35,000 and a remaining unamortized debt discount of $21,827.

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

Note Payable – Related Party

On December 10, 2015, YCIG, Inc. (“YCIG”), an entity owned and controlled by Daniel Yazbeck, who is an officer, director and major shareholder of the Company, entered into a Loan Agreement (the “Loan Agreement”) with the Company. The Loan Agreement provides that the amounts loaned accrue interest at a rate of 12% per annum and all amounts loaned are due and payable on or before September 29, 2018. The amounts loaned may be prepaid by the Company at any time without penalty. The Loan Agreement provides that in the event of a default, the loan amount becomes immediately due and payable, which may be repaid by the Company in its election in cash or a number of shares of Company common stock equal to four times the amount outstanding at the date of default.

YCIG advanced the Company funds under the loan agreement as follows:

	Outstanding Balances as of
	March 31, 2017	December 31, 2016
November 20, 2015	-	15,000
December 1, 2015	-	25,000
December 2, 2015	-	25,000
April 6, 2016	-	10,000
April 27, 2016	-	25,000
July 20, 2016	-	25,000
August 8, 2016	-	25,000
September 19, 2016	-	25,000
December 1, 2016	-	25,000
February 7, 2017	-	-
	$-	$200,000

Note Payable

On February 6, 2017, YCIG, Inc. (“Seller”) entered into a purchase and sale agreement where it sold the rights to its loan agreement with the Company to Hasper, Inc. (“Purchaser”) in exchange for the assumption of liabilities under the note and a commitment to fund additional advances to the company. The Loan accrue interest at a rate of 12% per annum and all amounts loaned are due and payable on or before September 29, 2018. The amounts loaned may be prepaid by the Company at any time without penalty. The Loan Agreement provides that in the event of a default, the loan amount becomes immediately due and payable, which may be repaid by the Company in its election in cash or a number of shares of Company common stock equal to four times the amount outstanding at the date of default.

Due to related party

During the three months ended March 31, 2017, one of the Company’s officers made non-interest bearing loans to the Company in the form of cash. The loans are due on demand and unsecured. As of March 31, 2017, and December 2016 the Company is reflecting a liability of $26,075, and $1,075, respectively.

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

In March 2017, the Company sued Phoenix Fund Management, LLC (“Phoenix”) to prevent further issuances and conversion notices pursuant to, respectively, a June 2016 $250,000 Section 3(a)(10) settlement and an October 2016 $1,000,000 convertible promissory note. Between February 23, 2017 and March 8, 2017, Phoenix submitted five (5) issuance or conversion requests to the Company’s transfer agent for a total of 239,188,023 shares of the Company’s common stock. As a result of the settlement described below, none of these shares were issued.

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

On September 13, 2016, the Company entered into an agreement with Meyers Associates, L.P. (“Meyers Associates”) to provide support to recruitment services. The total cost of these services was $10,000 (the “Claim”).

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

The Company has identified derivative instruments arising from embedded conversion features in the Company’s Convertible Notes Payable and Accounts Payable at March 31, 2017.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability and warrant liability at the date of issuance and for the convertible notes converted during the three months ended March 31, 2017.

	Low	High
Annual dividend rate	0%	0%
Expected life	0.08	1.40
Risk-free interest rate	0.51%	1.20%
Expected volatility	250.91%	314.41%

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

Remaining term: The Company’s remaining term is based on the remaining contractual maturity of the warrants.

The following are the changes in the derivative liabilities during the three months ended March 31, 2017.

	Three Months Ended March 31, 2017
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2016	$-	$-	$1,812,441
Addition	-	-	731,347
Conversion	-	-	(1,658,547)
Settlement of debt			(79,063)
Loss on changes in fair value	-	-	4,005,241
Derivative liabilities as December 31, 2016	$-	$-	$4,811,419

The following are the changes in the warrant liability during the three months ended March 31, 2017.

	Three Months Ended March 31, 2017
	Level 1	Level 2	Level 3
Fair value as January 1, 2016	$-	$-	$247,203
Warrants issued	-	-	(203,199)
Gain on changes in fair value	-	-	(44,004)
Fair value as March 31, 2017	$-	$-	$-

10.	Stockholders’ Deficit

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

During the three months ended March 31, 2017, the Company issued 69,000,000 shares of common stock in exchange for services at a fair value of $76,300. During the three months ended March 31, 2016, the Company issued 135,000 shares of common stock in exchange for services at a fair value of $65,550.

On March 16, 2017, the Company entered into a securities purchase agreement (“SPA”) with TLG, Inc, and TRD, Inc. (“Investors”) pursuant to which the Company agreed to sell 25,000,000 restricted shares of the Company’s common stock, in an above market transaction at a purchase price of $0.004 per share for a total of $100,000. As part of the SPA, the Company granted the Investors the option, within the next 60 days, to purchase an additional 25,000,000 of restricted shares of the Company’s common stock at a purchase price of $0.006 per share for a total of $150,000. The shares of Common Stock issued pursuant to the Subscription Agreement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and are “restricted securities” as that term is defined by Rule 144 promulgated under the Securities Act. Pursuant to the securities purchase agreement, the Investors agreed not to sell more than three hundred and seventy-five thousand shares per day (subject to adjustment for forward and reverse stock splits that occur after the date hereof) or more than seven million five hundred thousand shares per month (subject to adjustment for forward and reverse stock splits that occur after the date hereof) of the securities purchased pursuant to the SPA.

Common Stock Warrants

During the three months ended March 31, 2017, the Company agreed to issue warrants to purchase 252,773,754 shares of common stock. During the three months ended March 31, 2016, the Company did not issue any warrants to purchase shares of common stock . No common stock warrants have been exercised or have expired and warrants to purchase 260,345,149 shares of common stock were outstanding as of March 31, 2017.

2015 Equity Incentive Plan

In connection with the Merger on April 30, 2015, the Company adopted the MyDx, Inc. 2015 Equity Incentive Plan (the “2015 Plan”), and to date, has reserved 6,200,000 shares of common stock for issuance under the 2015 Plan. Under the 2015 Plan, employees, directors or consultants may be granted nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to purchase shares of MyDx’s common stock. Only employees are eligible to receive incentive stock options (“ISO”) to purchase common stock. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. The options generally expire ten years from the date of grant. ISOs granted to a participant who, at the time the ISO is granted, has more than 10% of the voting power between all classes of stock, will expire five years from the date of grant. Options vest at various rates ranging from immediately to three years. As of March 31, 2017, options to purchase 1,573,755 shares were available under the 2015 Plan for issuance.

A summary of the Company’s stock option plan for the three months ended March 31, 2017 was as follows:

	Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2017	1,490,000	$0.48
Granted	-	$-
Exercised	-	$-
Forfeited or cancelled	-	$-
Outstanding as of March 31, 2017	1,490,000	$0.48
Options exercisable as of March 31, 2017	1,347,500	$0.55

The aggregate intrinsic value of options exercised was $0 and $0 for the three months ended March 31, 2017 and 2016, respectively.

Information regarding options outstanding and exercisable as of March 31, 2017, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$0.08	900,000	4.2	$0.08	900,000	$0.08
$0.55	515,000	3.0	$0.55	372,500	$0.55
$0.57	75,000	4.2	$0.57	75,000	$0.57
	1,490,000	3.8	$0.27	1,347,500	$0.24

Total unrecognized compensation expense from employee stock options as of March 31, 2017 was $9,852 and will be recognized over a weighted average recognition period of 1.35 years.

Total stock-based compensation expense, both employee and non-employee, recognized by the Company for the three months ended March 31, 2017 was $7,062. Stock-based compensation expense related to stock options granted to non-employees for the three months ended March 31, 2017 and 2016 was $4,867 and $126,558, respectively. No tax benefits were recognized in the three months ended March 31, 2017 and 2016.

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

The following assumptions were used in the estimated grant date fair value calculations for options granted to employees and consultants during the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Dividend yield	0.0%	0.0%
Volatility	50% - 279%	50.0%
Average risk-free rate	1.03% - 1.77%	1.04% - 1.91%
Expected term, in years	2.03 - 5.52	5.00 - 5.77

The weighted-average grant date fair value for stock options granted during the three months ended March 31, 2017 and 2016 was zero and $0.27 per share.

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

The annual minimum lease payments under non-cancellable operating leases, including common area maintenance and amortization of leasehold improvements that have an initial or remaining term in excess of one year at March 31, 2017 are due as follows:

2017	63,134
Total minimum lease payments	$63,134

Rent expense for the three months ended March 31, 2017 and 2016 was $18,479 and $32,073, respectively.

On April 21, 2016, the Company subleased a portion of the facility to an unrelated third party on a month-to-month basis commencing May 1, 2016. Monthly gross rent from the subtenant is $5,000 per month. Subtenant must provide the Company with ninety days prior written notice of its intent to terminate the sublease.

Distribution and License Agreement and Joint Development Agreements

The Company entered into a Distribution and License Agreement with a third-party for the purpose of developing a sensor array to be used in the Company’s product. The Distribution and License Agreement has an initial term of ten years, but can be terminated earlier if the project does not meet the specifications of the Company. The Company will obtain exclusive rights to sell and distribute once a successful sensor prototype is developed. In exchange for a functional prototype, the Company will pay the third-party a 7% royalty on net sales. During the three months ended March 31, 2017 and 2016, the Company did not incur any development costs related to the Distribution and License Agreement.

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

On February 8, 2017, MyDx, Inc. entered into an option agreement (the “Option Agreement’) with the Torque Research & Development, Inc. (“TRD”). The Option Agreement provides MyDx with the exclusive right to license two patent pending inventions (the “TRD Inventions”), and requires MyDx to make annual payments to TRD as well as royalty payments on any products that are commercialized which are based on the TRD Inventions. MyDx’s rights under the Option Agreement require customary measures of performance on the part of MyDx in terms of patent cost maintenance and other payments of costs associated with the TRD Inventions. With respect to the Option Agreement, MyDx rights are broad in terms of the potential access MyDx has to use the TRD Inventions in products, and services and many of the key economic terms of a future license, should MyDx exercise its rights under the Option Agreement, are agreed to in the Option Agreement.

In addition to the Option Agreement with the TRD, on February 8, 2017, MyDx has entered into a research and development agreement (the “RD Agreement”) with TRD for the Project titled “Manufacturable, Medical Grade Smart Vape Devices and Related Medical Software Applications for Prescribers, Administrators and Patient Applications.” The RD Agreement allows MyDx to fund research based on the TRD Inventions with a three year budget of $280,371 and a deferred payment of $75,000 within ninety days of the Effective Date. The RD Agreement provides MyDx with an exclusive right to license all technology that is discovered from the monies funded to TRD through the RD Agreement (the “Derivative IP”). To the extent that MyDx exercises its rights under the RD Agreement, MyDx will be required to make customary annual payments to TRD, who shall be the owners of any Derivative IP, as well as royalty payments as any commercialization of such Derivative IP occurs. TRD may elect to accept payment in whole or in part in cash or the companies restricted common stock priced at the Effective Date.

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

MyDx has disputed the balance of invoice due to Growth Point and has subsequently terminated this agreement.

On February 17, 2017 MyDx and Libre Design, LLC (“LDL”) entered into a twelve (12) month Research, Branding, Advertising and Marketing Services Agreement (“Agency Agreement”). The Company agreed to pay deferred cash compensation as follows of three thousand dollars ($3,000) upon execution and one thousand five hundred dollars ($1,500) per month for a subsequent eleven (11) payments thereafter on or before the first (1st) of each month. In addition, Agency is entitled to receive sixty seven million shares of restricted common stock at a closing market price equal to .0011.

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

Acquisition Agreement

On February 10, 2017, the Company entered into a binding term sheet to acquire certain trademarks, software, data and customer lists from Bud Genius, Inc. In good faith, the parties agreed to complete all due diligence and execute transaction documents within 45 days of the date hereof. The parties are still in the process of completing transaction documents.

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

On March 16, 2017, the Company entered into a securities purchase agreement (“SPA”) with TLG, Inc., and TRD, Inc. (“Investors”) pursuant to which the Company agreed to sell 25,000,000 restricted shares of the Company’s common stock, in an above market transaction at a purchase price of $0.004 per share for a total of $100,000. As part of the SPA, the Company granted the Investors the option, within the next 60 days, to purchase an additional 25,000,000 of restricted shares of the Company’s common stock at a purchase price of $0.006 per share for a total of $150,000. TLG exercised this option on May 2, 2017. Pursuant to the SPA, the Investors agreed not to sell more than three hundred and seventy-five thousand shares per day (subject to adjustment for forward and reverse stock splits that occur after the date of the SPA) or more than seven million five hundred thousand shares per month (subject to adjustment for forward and reverse stock splits that occur after the date of the SPA) of the securities purchased pursuant to the SPA.

Effective as of April 21, 2017, the Company terminated its Distribution and License Agreement (the “License Agreement”) with China Science and Technology (“Licensee”) entered into in September 2016. The Company terminated the License Agreement due to the Company not receiving confirmation of proof of concept from the Licensee for deployment of the Company’s products in China.

On April 25, 2017, the Company and its old auditor, BPM LLP (“BPM”), entered into a Settlement Agreement pursuant to which the Company agreed to pay BPM $80,000 by May 31, 2018. The Company and BPM agreed that, following the Company’s receipt of each new debt or equity investment (including investments paid in tranches over time) by a party who was not, as of April 25, an officer, director, shareholder, or creditor of the Company, the Company shall pay fifteen percent (15%) of the net proceeds to BPM on the first day of the month following receipt of the investment until the $80,000 has been paid.

On May 16, 2017, the Company terminated its Marketing and Advertising Advisory Services Agreement with Growth Point Advisors, Ltd. (“Growth Point”) entered into in April 2016. Growth Point had been expected to provide a comprehensive marketing, advertising and branding campaign for the Greater China Region on behalf of the Company’s MyDx AquaDx sensor.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, MyDx’s audited annual financial statements and the related notes thereto as filed with the Securities and Exchange Commission (“SEC”) on April 20, 2017. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Forward-Looking Statements” in this quarterly report. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the disclosure under the heading “Risk Factors” elsewhere in this quarterly report.

The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of MyDx. MyDx’s financial statements for the three months ended March 31, 2017 and the audited results of operations of MyDx for the period ended December 31, 2016.

We believe that our assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s products and services and competition.

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

MyDx, and its wholly owned subsidiary, CDx, has successfully executed on a four-year business plan. The Company has received cash investment of approximately $9 million to date. In 2013, CDx was established with $210,000 in seed funding and resource support from an entity affiliated with Mr. Yazbeck to secure strategic development partners and establish a market, product and initial IP portfolio. In 2014, CDx developed, protected, manufactured and marketed the beta version of its first product, the MyDx Analyzer, through a crowdfunding campaign that launched in January 2014 as well as a financing round where $600,000 of shares of CDx, Inc. Series A Preferred Stock was sold through April 2014 and $2 million in convertible notes were issued through September 2014. The Beta product was released in the first quarter of 2015, at which point $4,800,000 of shares of Series B Preferred Stock in CDx, Inc. was sold followed by the completion of the Merger with MyDx, Inc., which was uplisted to the OTCQB exchange. The official product was released in the third quarter of 2015 and the Company received an additional $250,000 loan from the same entity affiliated with Mr. Yazbeck to help finance its operations in the fourth quarter. In 2016, we believe the Company continued to penetrate the its market and increased brand recognition, generating close to $1M in revenues to date from its first product. In addition, in 2016, the Company launched additional products that tests for pesticides in food and chemicals in water and financed the company’s operations primarily through the issuance of convertible debt, the majority of which has been satisfied as of March 31, 2017.

Business Plan

The Company is currently focused on 4 key business segments to service the cannabis industry.

1.	Consumer Products

Smart Devices & Consumables

1)	CannaDxTM

●	The cannabis industry’s first hand-held cannabis sensor and analyzer with disposable single use inserts.
●	Comes with a mobile app that acts as a ‘virtual budtender’.
●	Analyzes cannabis sample and provides a Total Canna ProfileTM (TCP), a more complete chemical profile to include THC and the most prevalent cannabinoids and terpenes found in cannabis plants.
●	Cannabinoids such as THC and CBD have been reported to bind the CB1 and CB2 receptors found throughout the human body and have been reported to provide relief to an array of symptoms, including pain, nausea, and inflammation to name a few. Terpenes, which have been reported to compound the effects of cannabinoids on the body via an “Entourage Effect”, are also important in determining the overall physiological effects various cannabis chemical profiles.
●	Enables users to log their ailments and side effects and tie those back to the exact chemical profile
●	Provides strain recommendations based on desired “relief” input based on crowdsourced community feedback.

2)	Eco Smart PenTM and Other Delivery Devices

●	MyDx plans to develop additional smart hardware that gather user data, such as the Eco Smart Pen
●	Integrated with Bluetooth as well as other technologies that will allow for mobile-app control, dose restrictions, safety controls, and usage statistics.
●	We plan to OEM these product to third-party customers

3)	MyDx Tablet Edition

●	MyDx plans to develop he first touchscreen kitchen tablet in the market with integrated MyDx sensor reading capability
●	Sensor lineup to include OrganaDx, AquaDx, and AeroDx.
●	Company plans to offer CannaDx data portal management ability in MyDx Tablet Edition .

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

Plan of Operations

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $5,606,848 and $544,510, respectively, for the three months ended March 31, 2017 and 2016, respectively, and had an accumulated deficit of $32,006,302 as of March 31, 2017.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

Revenue

For the three months ended March 31, 2017 and 2016, the Company had net revenue of $85,391 and $161,258, respectively. The Company did not carry the necessary inventory levels to cover sales orders in the first quarter, and this contributed to the decrease in recognized revenue. First quarter sales ($85,391) combined with customer deposits ($178,319 for a total of $263,710) outperformed the same period in the previous year (sales of $161,258 and customer deposits of $16,767 for a total of $178,025) and the Company looks forward to fulfilling greater demand for its products. Customer deposits represent unfulfilled orders and remain a liability on the balance sheet until the order is fulfilled. MyDx has ordered 1,000 units retrofitted with the newest version upgrades which as of May 17, 2017, were undergoing final assembly/QA/QC in the production facilities in California.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the three months ended March 31, 2017 and 2016 were 60% and 43%, respectively. The gross margin was positively affected by a decrease in accrued royalties.

Operating Expenses

For the three months ended March 31, 2017, the Company incurred operating expenses in the amount of $778,356 compared to $594,812 for the three months ended March 31, 2016. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses. The increase is mainly resulted from the increase of general and administrative expenses and marketing expenses which were partially offset by the decrease in research and development activities.

Research and Development Expenses

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the three months ended March 31, 2017, the Company expended $20,283 for various research and development projects for hardware, database, software and sensor development as compared to $95,207 for the three months ended March 31, 2016. The decrease of $74,924, or 79%, resulted primarily from the Company taking a more economical and streamlined approach to developing new products (such as the Eco Smart PenTM) as well as improving existing products, including CannaDxTM, AquaDxTM and OrganaDxTM.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of consulting fees for third-party services and general marketing expenses. For the three months ended March 31, 2017, the Company expended $197,046 as compared to $27,236 for the three months ended March 31, 2016. The increase of $169,810, or 623%, resulted primarily from the Company expanding brand awareness surrounding its new product lines.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses.

For the three months ended March 31, 2017, the Company expended $561,027 as compared to $354,312 for the three months ended March 31, 2016. The increase of $206,715, or 58%, resulted primarily from increases in consulting fees, legal fees, and miscellaneous general administrative expenses. These increases were offset by a decrease in accounting fees.

Interest Expense

The increase of $288,837, resulted primarily from the increase of interest expense related to the convertible notes payable and amortization of debt issuance costs related to the convertible notes payable outstanding during the three months ended March 31, 2017.

Changes in Fair Value of Derivative Liabilities

The $4,005,242 loss on changes in fair value of derivative liabilities resulted from the changes in fair value of embedded conversion feature associated from the convertible notes payables.

Gain on settlement of liabilities

Gain on settlement of debt totaled $126,559 reflects the settlements with Phoenix Fund Management, LLC, Vista Capital Investments, LLC, and past employees of the company.

Liquidity and Capital Resources

Since its inception, capital raised by the Company has been used primarily for the Company’s research and development efforts and to support its operations. As of March 31, 2017, the Company had remaining cash of $133,751 with a net working capital deficit of $6,055,413. As a result of the Company’s significant operating expenditures and the lack of significant product sales revenue, we expect to incur losses from operations for the near future and will be required to seek additional capital to sustain our operations.

It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generate sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $133,751 will not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Working Capital

	March 31, 2017	December 31, 2016
Current assets	$387,062	$301,252
Current liabilities	6,442,475	3,648,520
Working Capital Deficit	$(6,055,413)	$(3,347,268)

Current assets for March 31, 2017 increased compared to December 31, 2016 primarily due to an increase in cash.

Current liabilities for March 31, 2017 increased compared to December 31, 2016 primarily due to an increase in accounts payable, customer deposits, and derivative liability.

Cash Flows

	Three Months Ended March 31,
	2017	2016
Net Cash Provided by (Used in) Operating Activities	$29,533	$(208,912)

Net Cash Provided by (Used in) Financing Activities	66,015	100,000
	$95,548	$(108,912)

Net Cash Provided by (Used in) Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees, computer and internet expenses and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, common stock issued in exchange for services, accretion of debt discount and debt issuance costs on convertible notes and the change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes, and a gain of settlement of liabilities during the three months ended March 31, 2017, as well as the effect of changes in working capital and other activities.

In addition, the net decrease in cash from changes in working capital activities from the three months ended March 31, 2016 to the three months ended March 31, 2017 primarily consisted of a decrease in inventory, a decrease in prepaid expenses and other current assets, an increase in accounts payable and accrued expenses, and an increase in customer deposits.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2017, financing activities provided cash of $66,015 which resulted from an increase of approximately $95,500 in net proceeds from the issuance of common stock, net of issuance costs $25,000 in proceeds from note payable–related party. For the three months ended March 31, 2016, financing activities provided approximately $100,000 which resulted from an increase of approximately $100,000 in proceeds from the issuance of convertible notes payable, net of issuance costs.

Going Concern

At March 31, 2017, we had an accumulated deficit of $32,006,302 and incurred a net loss of $5,606,848 for the three months ended March 31, 2017. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

There have not been any material changes to our exposures to market risk during the three months ended March 31, 2017 that would require an update to the relevant disclosures provided in our 2016 Annual Report on Form 10-K filed with the SEC on April 20, 2017 and Form 10-Q filed with the SEC on November 23, 2016.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of March 31, 2017, due to the fact that management has not fully remediated the material weakness described in our Current Report on Form 10-K filed with the Securities and Exchange Commission on April 20, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the year ended December 31, 2016, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting due to the Company not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge and experience in the application of accounting for warrants to purchase common and preferred stock issued in connection with convertible notes payable and convertible preferred stock and accounting for non-employee stock options. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. If the Company does not address the material weaknesses, we may not be able to manage our business as effectively as would be possible with an effective control system in place.

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

Item 1A. RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 20, 2017.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All issuances of shares of our common stock during the three months ended March 31, 2017 that were not registered under the Securities Act were previously disclosed in a Current Report on Form 8-K.

Item 3. DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

On March 16, 2017, the Company entered into a securities purchase agreement (“SPA”) with TLG, Inc., and TRD, Inc. (“Investors”) pursuant to which the Company agreed to sell 25,000,000 restricted shares of the Company’s common stock, in an above market transaction at a purchase price of $0.004 per share for a total of $100,000. As part of the SPA, the Company granted the Investors the option, within the next 60 days, to purchase an additional 25,000,000 of restricted shares of the Company’s common stock at a purchase price of $0.006 per share for a total of $150,000. TLG exercised this option on May 2, 2017. Pursuant to the SPA, the Investors agreed not to sell more than three hundred and seventy-five thousand shares per day (subject to adjustment for forward and reverse stock splits that occur after the date of the SPA) or more than seven million five hundred thousand shares per month (subject to adjustment for forward and reverse stock splits that occur after the date of the SPA) of the securities purchased pursuant to the SPA.

Item 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amendment to Articles of Incorporation (Series B Preferred Designation), filed January 6, 2017 (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on January 11, 2017.)
10.1	Settlement & Release Agreement – YCIG, Inc. and MyDx, Inc., dated January 4, 2017 (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on January 11, 2017.)
10.2	Settlement Agreement and Mutual Releases with Phoenix Fund Management, LLC dated March 9, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 17, 2017.)
10.3	Settlement Agreement and Mutual Releases with Bright Light Marketing, Inc. dated March 13, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 17, 2017.)
10.4	Settlement Agreement and Mutual Releases with Vista Capital Investments, LLC, dated March 14, 2017 (Incorporated by reference to Exhibit 10.3to the Company’s Form 8-K filed with the SEC on March 17, 2017.)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

+In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MyDx, Inc.

Date: May 22, 2017	By:	/s/ Daniel R. Yazbeck
	Name:	Daniel R. Yazbeck
	Title:	Chief Executive Officer, Chairman of the Board and Chief Financial Officer

