Form 10-Q/A
period 2017-03-31
MyDx, Inc.
filed 2017-08-21
CIK 1582341

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

Number of shares of common stock outstanding as of May 17, 2017 was 1,570,204,599.

EXPLANATORY NOTE

Subsequent to filing its Quarterly Report on Form 10-Q for the period ended March 31, 2017 (the “Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on May 22, 2017, MyDx, Inc. (the “Company”) determined that a computation error occurred in its calculation of derivative liability for the period ended March 31, 2017.

In accounting for the Company’s derivative liability for the period ended March 31, 2017, the Company utilized an incorrect discount to the company’s common stock as an input in the Black-Scholes calculation which determines the fair value of the derivative liability. Upon correcting for the previously used discount, the Company determined that change in fair value of derivative liability and derivative expense (non-cash) should have been $506,576 lower than previously reported.

As a result, to correct this non-cash accounting error, the Company is filing this Amendment No. 1 to the Form 10-Q (“Amendment No. 1”) for the purpose of restating its condensed financial statements for the three months ended March 31, 2017 included in Part I, “Item 1. Financial Statements.” See Note 13 to the condensed consolidated financial statements included in this Amendment No. 1 for further information relating to the restatements. Conforming changes have been made to Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have included the entire text of Part I, Items 1 and 2 and Part II, Item 6 of the Form 10-Q in this Amendment No. 1.

This Amendment No. 1 includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 32.1.

Except as expressly set forth above, this Amendment No. 1 does not, and does not purport to, amend, update or restate the information in any other Item of the Form 10-Q or reflect any events that have occurred after the filing of the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-Q and the Company’s filings with the SEC subsequent to the filing of the Form 10-Q on May 22, 2017.

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MyDx, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2017	December 31, 2016
	(Unaudited) (restated)
ASSETS
Current assets:
Cash	$133,751	$38,203
Accounts receivable	27,851	27,851
Inventory	147,012	155,233
Prepaid expenses and other current assets	78,448	79,965
Total current assets	387,062	301,252

Property and equipment, net	117,836	138,883

Other assets	49,845	49,845
Total assets	$554,743	$489,980

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Asset based loans	$65,975	$120,460
Accounts payable	1,227,707	1,082,384
Customer deposits	178,319	16,767
Accrued liabilities	106,494	131,563
Current portion of leases payable	3,283	3,480
Due to related party	26,075	1,075
Convertible notes payable, current, net of debt discount	13,452	233,147
Derivative liability	4,306,970	1,812,441
Warrant liability	-	247,203
Total current liabilities	5,928,275	3,648,520

Convertible note payable - related party	-	200,000
Notes payable	200,000	-
Total liabilities	6,128,275	3,848,520

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Series A Preferred stock, $0.001 par value; 51 and 51 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-
Series B Preferred stock, $0.001 par value; 300,000 and 300,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	300	300
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 1,546,329,348 and 645,060,704 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,546,329	645,061
Additional paid-in capital	24,379,565	22,395,552
Accumulated deficit	(31,499,726)	(26,399,453)
Total stockholders’ deficit	(5,573,532)	(3,358,540)
Total liabilities and stockholders’ deficit	$554,743	$489,980

See notes to condensed consolidated financial statements

MYDX INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(restated)
Sales
Product revenue	$85,391	$161,258
Total sales	85,391	161,258

Cost of goods sold
Product costs	33,848	91,326
Total cost of sales	33,848	91,326

Gross profit	51,543	69,932

Operating Expenses
Research and development	20,283	95,207
Sales and marketing	197,046	145,293
General and administrative	561,027	354,312
Total operating expenses	778,356	594,812

Loss from operations	(726,813)	(524,880)

Other expense
Interest expense, net	(270,006)	18,830
Change in fair value of derivative liability	(3,591,831)	-
Derivative expense	(638,182)	-
Gain on settlement of liabilities	126,560	-

Loss before provision for income taxes	(5,100,272)	(543,710)

Provision for income taxes	-	800
Net loss	$(5,100,272)	$(544,510)

Basic and diluted loss per common share	$(0.00)	$(0.02)
Weighted average shares used in computing net loss per common share basic and diluted	1,120,023,451	22,182,752

See notes to condensed consolidated financial statements

MyDx, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2017	2016
	(restated)
Cash flows from operating activities:
Net loss	$(5,100,272)	$(544,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,047	21,346
Common stock issued in exchange for services	76,300	65,550
Change in fair value of derivative liability	3,591,831	-
Derivative expense	638,182	-
Gain on settlement of accrued payroll	(44,005)	-
Gain on settlement of vendor liabilities	(82,554)	-
Stock based compensation	245,225	148,316
Interest expense related to amortization of debt issuance costs and debt discount	251,670	11,654
Changes in assets and liabilities:
Accounts receivable	-	(14,421)
Inventory	8,221	78,387
Prepaid expenses and other assets	1,517	42,219
Accounts payable and accrued liabilities	261,015	(16,728)
Long term obligations	161,552	(725)
Current portion leases payable	(197)	-
Net cash used in operating activities	29,533	(208,912)

Cash flows from financing activities
Proceeds from the issuance of common stock	95,500	-
Proceeds from related party	25,000	-
Proceeds from the issuance of convertible notes payable, net of issuance costs	-	100,000
Repayments on asset based loans	(54,485)	-
Net cash provided by financing activities	66,015	100,000

Net increase / (decrease) in cash	95,548	(108,912)

Cash, beginning of period	38,203	143,680
Cash, end of period	$133,751	$34,768

Supplemental cash flow information:
Interest paid	$8,400	$18,831
Taxes paid	$-	$800

Supplemental disclosure of non-cash investing and financing activities:
Settlement of debt with convertible note	$525,538	$-
Derivative cease to exist upon conversion of notes	$1,656,420	$-

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

Remaining term: The Company’s remaining term is based on the remaining contractual maturity of the warrants.

The following are the changes in the derivative liabilities during the three months ended March 31, 2017.

	Three Months Ended March 31, 2017
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2016	$-	$-	$1,812,441
Addition	-	-	638,182
Conversion	-	-	(1,656,420)
Settlement of debt			(79,063)
Loss on changes in fair value	-	-	3,591,831
Derivative liabilities as December 31, 2016	$-	$-	$4,306,970

The following are the changes in the warrant liability during the three months ended March 31, 2017.

	Three Months Ended March 31, 2017
	Level 1	Level 2	Level 3
Fair value as January 1, 2016	$-	$-	$247,203
Warrants issued	-	-	(203,199)
Gain on changes in fair value	-	-	(44,004)
Fair value as March 31, 2017	$-	$-	$-

10.	Stockholders’ Deficit

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

Total stock-based compensation expense, both employee and non-employee, recognized by the Company for the three months ended March 31, 2017 and 2016 was $7,062 and $26,558, respectively. Stock-based compensation expense related to stock options granted to non-employees for the three months ended March 31, 2017 and 2016 was $4,867 and $26,558, respectively. No tax benefits were recognized in the three months ended March 31, 2017 and 2016.

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

13.	Restatement of Previously Issued Financial Statements

Subsequent to filing its Quarterly Report on Form 10-Q for the period ended March 31, 2017 (the “Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on May 22, 2017, the Company determined that a computation error occurred in its calculation of derivative liability for the period ended March 31, 2017.

In accounting for the Company’s derivative liability for the period ended March 31, 2017, the Company utilized an incorrect discount to the company’s common stock as an input in the black-scholes calculation which determines the fair value of the derivative liability. Upon correcting for the previously used discount, the Company determined that change in fair value of derivative liability and derivative expense (non-cash) should have been $506,576 lower than previously reported.

The Company has restated its previously issued financial statements as of and for the three months ended March 31, 2017, to correct the non-cash error related to its derivative.

The impact of the restatements is reflected below for the periods indicated:

Condensed Consolidated Balance Sheets

	As of March 31, 2017
	As Previously Reported	Adjustment	Restated
ASSETS
Current assets:
Cash	$133,751	$-	$133,751
Accounts receivable	27,851	-	27,851
Inventory	147,012	-	147,012
Prepaid expenses and other current assets	78,448	-	78,448
Total current assets	387,062	-	387,062

Property and equipment, net	117,836	-	117,836

Other assets	49,845	-	49,845
Total assets	$554,743	$-	$554,743

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Asset based loans	$65,975	$-	$65,975
Accounts payable	1,237,457	9,750	1,227,707
Customer deposits	178,319	-	178,319
Accrued liabilities	106,494	-	106,494
Current portion of leases payable	3,283	-	3,283
Due to related party	26,075	-	26,075
Convertible notes payable, current, net of debt discount	13,452	-	13,452
Derivative liability	4,811,419	504,449	4,306,970
Warrant liability	-	-	-
Total current liabilities	6,442,474	514,199	5,928,275

Convertible note payable - related party	-	-	-
Notes payable	200,000	-	200,000
Total liabilities	6,642,474	514,199	6,128,275

Commitments and contingencies (Note 11)

Stockholders' deficit:
Series A Preferred stock, $0.001 par value; 51 and 51 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-	-
Series B Preferred stock, $0.001 par value; 300,000 and 300,000 shares issued and outstanding as of March 31, 2017 and and December 31, 2016, respectively	300	-	300
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 1,546,329,348 and 645,060,704 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,546,329	-	1,546,329
Additional paid-in capital	24,371,942	(7,623)	24,379,565
Accumulated deficit	(32,006,302)	(506,576)	(31,499,726)
Total stockholders' deficit	(6,087,731)	(514,199)	(5,573,532)
Total liabilities and stockholders' deficit	$554,743	$-	$554,743

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31, 2017
	As Previously Reported	Adjustment	Restated
Sales
Product revenue	$85,391	$-	$85,391
Total sales	85,391	-	85,391

Cost of goods sold		-
Product costs	33,848	-	33,848
Total cost of sales	33,848	-	33,848

Gross profit	51,543	-	51,543

Operating Expenses
Research and development	20,283	-	20,283
Sales and marketing	197,046	-	197,046
General and administrative	561,027	-	561,027
Total operating expenses	778,356	-	778,356

Loss from operations	(726,813)	-	(726,813)

Other expense
Interest expense, net	(270,006)	-	(270,006)
Change in fair value of derivative liability	(4,005,242)	413,411	(3,591,831)
Derivative expense	(731,347)	93,165	(638,182)
Gain on settlement of liabilities	126,560	-	126,560

Loss before provision for income taxes	(5,606,848)	506,576	(5,100,272)

Provision for income taxes	-	-	-
Net loss	$(5,606,848)	$506,576	$(5,100,272)

Basic and diluted loss per common share	$(0.01)	$-	$(0.00)
Weighted average shares used in computing net loss per common share
Basic and diluted	1,120,023,451	-	1,120,023,451

Certain amounts in the related statement of cash flows have been corrected, but those changes did not impact the cash provided from or used in operating, investing or financing activities.

The adjustment column for the condensed consolidated financial statements includes the following decreases as of March 31, 2017 and for the three months ended March 31, 2017.

●       The balance sheet reflects a decrease of $514,119 to total current liabilities. This is the result of a decrease of $504,449 to the derivative liability at the end of the period and a $9,750 decrease to the outstanding accounts payable balance that was converted during the period from the issuance of 75,000,000 shares of the Company’s common stock.

●       The statement of operations reflects a decrease of net loss by $506,576. This is made up of a decrease in derivative expenses of $93,165 from the issuance of the derivative features and a decrease of $413,411 to the change in fair value of derivative liability.

●       There is no impact on net cash flow from operating activities included on the statement of cash flow for the three months ended March 31, 2017.

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

Plan of Operations

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $5,100,272 and $544,510, respectively, for the three months ended March 31, 2017 and 2016, respectively, and had an accumulated deficit of $31,499,726 as of March 31, 2017.

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

Changes in Fair Value of Derivative Liabilities

The $3,591,831 loss on changes in fair value of derivative liabilities resulted from the changes in fair value of embedded conversion feature associated from the convertible notes payables.

Gain on settlement of liabilities

Gain on settlement of debt totaled $126,559 reflects the settlements with Phoenix Fund Management, LLC, Vista Capital Investments, LLC, and past employees of the company.

Liquidity and Capital Resources

Since its inception, capital raised by the Company has been used primarily for the Company’s research and development efforts and to support its operations. As of March 31, 2017, the Company had remaining cash of $133,751 with a net working capital deficit of $5,541,213 . As a result of the Company’s significant operating expenditures and the lack of significant product sales revenue, we expect to incur losses from operations for the near future and will be required to seek additional capital to sustain our operations.

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

Working Capital

	March 31, 2017	December 31, 2016
Current assets	$387,062	$301,252
Current liabilities	5,928,275	3,648,520
Working Capital Deficit	$(5,541,213)	$(3,347,268)

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

Going Concern

At March 31, 2017, we had an accumulated deficit of $31,499,726 and incurred a net loss of $5,100,272 for the three months ended March 31, 2017. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amendment to Articles of Incorporation (Series B Preferred Designation), filed January 6, 2017 (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on January 11, 2017.)
10.1	Settlement & Release Agreement – YCIG, Inc. and MyDx, Inc., dated January 4, 2017 (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the SEC on January 11, 2017.)
10.2	Settlement Agreement and Mutual Releases with Phoenix Fund Management, LLC dated March 9, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 17, 2017.)
10.3	Settlement Agreement and Mutual Releases with Bright Light Marketing, Inc. dated March 13, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 17, 2017.)
10.4	Settlement Agreement and Mutual Releases with Vista Capital Investments, LLC, dated March 14, 2017 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on March 17, 2017.)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MyDx, Inc.

Date: August 21, 2017	By:	/s/ Daniel R. Yazbeck
	Name:	Daniel R. Yazbeck
	Title:	Chief Executive Officer, Chairman of the Board and Chief Financial Officer

