Form 10-Q
period 2017-06-30
MyDx, Inc.
filed 2017-08-21
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Number of shares of common stock outstanding as of August 11, 2017 was 1,661,528,964.

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MyDx, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	Unaudited
ASSETS
Current assets:
Cash	$108,252	$38,203
Accounts receivable	27,851	27,851
Inventory	163,150	155,233
Prepaid expenses and other current assets	46,738	79,965
Total current assets	345,991	301,252

Property and equipment, net	98,769	138,883

Other assets	49,845	49,845
Total assets	$494,605	$489,980

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Asset based loans	$21,031	$120,460
Accounts payable	1,216,649	1,082,384
Customer deposits	6,455	16,767
Accrued liabilities	137,986	131,563
Current portion of leases payable	2,738	3,480
Due to related party	116,075	1,075
Convertible notes payable, current, net of debt discount	22,202	233,147
Derivative liability	823,547	1,812,441
Warrant liability	-	247,203
Total current liabilities	2,346,683	3,648,520

Convertible note payable - related party	-	200,000
Notes payable	200,000	-
Total liabilities	2,546,683	3,848,520

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Series A Preferred stock, $0.001 par value; 51 shares authorized,
51 and 51 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	-	-
Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized,
300,000 and 300,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	300	300
Common stock, $0.001 par value, 10,000,000,000 shares authorized;
1,646,829,348 and 645,060,704 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,646,829	645,061
Additional paid-in capital	24,832,709	22,395,552
Accumulated deficit	(28,531,916)	(26,399,453)
Total stockholders’ deficit	(2,052,078)	(3,358,540)
Total liabilities and stockholders’ deficit	$494,605	$489,980

See notes to consolidated financial statements

MYDX INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Sales
Product revenue	$125,810	$211,382	$211,201	$372,640
Licensing revenue	-	68,000	-	68,000
Total sales	125,810	279,382	211,201	440,640

Cost of goods sold
Product costs	27,187	114,363	61,035	205,689
Total cost of sales	27,187	114,363	61,035	205,689

Gross profit	98,623	165,019	150,166	234,951

Operating Expenses
Research and development	27,724	145,885	48,007	241,092
Sales and marketing	476,347	58,319	673,393	203,612
General and administrative	303,587	785,945	864,614	1,140,258
Total operating expenses	807,658	990,149	1,586,014	1,584,962

Loss from operations	(709,035)	(825,130)	(1,435,848)	(1,350,011)

Other income (expense)
Interest expense, net	(13,282)	(36,550)	(283,288)	(55,380)
Change in fair value of derivative liability	3,711,673	-	119,842	-
Derivative expense	(228,249)	-	(866,431)	-
Gain (loss) on settlement of debt	71,701	(73,935)	198,261	(73,935)
Gain on forfeiture of technology transfer deposit	135,000	-	135,000	-

Income (loss) before provision for income taxes	2,967,808	(935,615)	(2,132,464)	(1,479,326)

Provision for income taxes	-	1,050	-	1,850
Net income (loss)	$2,967,808	$(936,665)	$(2,132,464)	$(1,481,176)

Income (loss) per share
Basic	$0.00	$(0.04)	$(0.00)	$(0.07)
Diluted	$0.00	$(0.04)	$(0.00)	$(0.07)

Weighted average common shares outstanding - basic	1,574,702,974	22,647,732	1,348,619,233	22,415,242
Weighted average common shares outstanding - diluted	1,785,826,208	22,647,732	1,348,619,233	22,415,242

See notes to consolidated financial statements

MyDx, INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,132,464)	$(1,481,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,114	42,692
Common stock issued in exchange for services	473,800	253,061
Change in fair value of derivative liability	(119,842)	-
Derivative expense	866,431	-
Gain on settlement of accrued payroll	(44,005)	-
Loss on settlement of debt	-	73,935
Gain on settlement of vendor liabilities	(154,255)	-
Stock based compensation	247,420	208,302
Interest expense related to amortization of debt issuance costs and debt discount	260,420	13,845
Changes in assets and liabilities:
Accounts receivable	-	(365)
Inventory	(7,917)	71,067
Prepaid expenses and other assets	33,227	44,303
Accounts payable and accrued liabilities	357,103	384,717
Customer deposits	-	4,174
Long term obligations	(10,312)	-
Current portion leases payable	(742)	-
Long term portion of asset based loans	-	21,629
Long-term portion of leases payable	-	(1,473)
Net cash used in operating activities	(191,022)	(365,289)

Cash flows from financing activities
Proceeds from the issuance of common stock	245,500	-
Proceeds from related party loans	135,000	-
Repayment of related party loans	(20,000)	(50,000)
Proceeds from the issuance of convertible notes payable, net of issuance costs	-	190,608
Proceeds from issuance of asset based loans, net of issuance costs	-	271,370
Repayments on asset based loans	(99,429)	-
Net cash provided by financing activities	261,071	411,978

Net increase / (decrease) in cash	70,049	46,689

Cash, beginning of period	38,203	143,680
Cash, end of period	$108,252	$190,369

Supplemental cash flow information:
Interest paid	$12,023	$9,385
Taxes paid	$-	$1,850

Supplemental disclosure of non-cash investing and financing activities:
Settlement of debt with convertible note	$535,288	$-
Derivative cease to exist upon conversion of notes	$1,656,420	$-

See notes to consolidated financial statements

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

The Company has adopted ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s condensed consolidated financial statements have been prepared assuming it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated Financial Statements, the Company had an accumulated deficit at June 30, 2017, and a net loss for the six months ended June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenues; however, its cash position may not be sufficient to support its daily operations. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by early-stage companies. These risks include, but are not limited to, the uncertainty of availability of financing and the uncertainty of achieving future profitability. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise funds through the capital markets. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. We reported negative cash flow from operations for the six months ended June 30, 2017 and 2016. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generates sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $108,252 at June 30, 2017 will not be sufficient to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. The delays in our ability to ship products and generate revenues may have adversely affected our capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of the Company and its wholly owned subsidiary. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC on April 20, 2017, as amended on April 26, 2017.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of June 30, 2017 and the Company’s results of operations for the three and six months ended June 30, 2017 and 2016 and its cash flows for the six months ended June 30, 2017 and 2016. The results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. All references to June 30, 2017 or to the three and six months ended June 30, 2017 and 2016 in the notes to condensed consolidated financial statements are unaudited.

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

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2017, and December 31, 2016, the Company held no cash equivalents.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of June 30, 2017 and 2016, there was no allowance for doubtful accounts.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. These costs consist primarily of salaries and direct payroll-related costs. It also includes purchased materials and services provided by independent contractors, software developed by other companies and incorporated into or used in the development of our final products. Research and development expenses for the three months ended June 30, 2017 and 2016 were $27,724 and $145,885, respectively. Research and development expenses for the six months ended June 30, 2017 and 2016 were $48,007 and $241,092, respectively.

Advertising Costs

Advertising costs are charged to sales and marketing expenses and general and administrative expenses as incurred. Advertising expenses, which are recorded in sales and marketing and general and administrative expenses, totaled $476,347 and $58,319 for the three months ended June 30, 2017 and 2016, respectively. Advertising expenses totaled $673,393 and $203,612 for the six months ended June 30, 2017 and 2016, respectively.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended June 30, 2017 and 2016 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Convertible notes payable	16,337,778	-
Convertible accounts payable	194,785,455	-
Options	1,490,000	4,173,186
Warrants	260,345,149	7,571,395
Totals	472,958,382	11,744,581

Subsequent events

The Company has evaluated events that occurred subsequent to June 30, 2017 and through the date the financial statements were issued.

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders’ deficit, net loss or net cash used in operating activities.

Recently Adopted Accounting Guidance

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as ASU 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of ASU 2014-15 did not materially impact our consolidated financial position, results of operations or cash flows.

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

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company adopted ASU 2015-03 during the year ended December 31, 2016. The adoption of ASU 2015-03 had no material effect on its financial position or results of operations or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under current inventory standards, the market value requires consideration of replacement cost, net realizable value and net realizable value less an approximately normal profit margin. The new guidance replaces market with net realizable value defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period, which is our fiscal year 2018. The amendment is to be applied prospectively with early adoption permitted. The adoption of ASU 2015-11 had no material effect on its financial position or results of operations or cash flows.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of ASU 2016-09 had no material effect on its financial position or results of operations or cash flows.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The adoption of ASU 2016-12 had no material effect on its financial position or results of operations or cash flows.

Recent Accounting Guidance Not Yet Adopted

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

5.	Inventory

Inventory as of June 30, 2017, and 2016 is as follows:

	June 30,	December 31,
	2017	2016
Finished goods	$12,006	$3,033
Raw materials	151,144	152,200
	$163,150	$155,233

6.	Property and Equipment, net

	June 30,	December 31,
	2017	2016
Computer and test equipment	$198,684	$198,684
Website development costs	39,870	39,870
Furniture and fixtures	26,948	26,948
Software	10,791	10,791
Leasehold improvements	18,288	18,288
	294,581	294,581
Accumulated depreciation and amortization	(195,812)	(155,698)
	$98,769	$138,883

Depreciation expense was $19,067 and $21,346 for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense was $40,114 and $42,692 for the six months ended June 30, 2017 and 2016, respectively.

7.	Accrued Liabilities

Accrued liabilities consisted of the following as of June 30, 2017 and December 31, 2016.

	June 30,	December 31,
	2017	2016
Accrued compensation for employees	$48,769	$71,351
Deferred compensation to non-employee	65,126	45,086
Accrued interest on notes payable	16,673	9,727
Taxes payable	7,418	5,399
	$137,986	$131,563

8.	Debt

Asset Based Loans

On September 16, 2016, CDx, Inc. (the Company’s wholly owned subsidiary) entered into a Business Loan Agreement (the “Agreement”) with WebBank providing for the granting of a security interest in properties, assets and rights (the “Collateral”) as defined in the agreement. CDx, Inc. received net proceeds of $150,000. There were no loan origination or administrative fees related to the funding. The agreement has a maturity date that is 432 days after the effective date of the Agreement and requires equal weekly payments of $599 which includes a total finance fee of $34,500 over the life of the Agreement. The Agreement is personally guaranteed by an officer and majority shareholder of the Company. The outstanding balance at June 30, 2017 was $21,030.

On May 31, 2016, CDx, Inc. (the Company’s wholly owned subsidiary) entered into a Promissory Note and Security Agreement (the “Note”) with Windset Capital Corporation, whereby CDx, Inc. gives, grants and assigns a continuing security interest in all of CDx, Inc.’s business equipment, accounts receivable, intellectual property, rights, licenses, claims, assets and properties of any kind whatsoever, whether now owned or hereafter acquired, real, personal, tangible, intangible or of any nature or value, wherever located, together with all proceeds including insurance proceeds as defined in the Note. There was an origination fee of $200 related to the financing. CDx, Inc. received net proceeds of $74,800 from the funding. The Note has a maturity date that is 252 business days from the date of the Note and requires payments of $360 each business day, as defined in the Note, which includes a total finance fee of $15,750 over the life of the Note. The Note is personally guaranteed by an officer and majority shareholder of the Company. The outstanding balance at June 30, 2017 was $0.

On May 31, 2016, CDx, Inc. (the Company’s wholly owned subsidiary) entered into a Future Receivables Sale Agreement (the “Agreement”) with Swift Financial Corporation granting a security interest, as defined in the Agreement, in CDx, Inc.’s present and future accounts, receivables, chattel paper, deposit accounts, personal property, goods, assets and fixtures, general intangibles, instruments, equipment and inventory. There was an origination fee of $1,875 related to the financing. CDx, Inc. received net proceeds of $73,125 from the funding. The Agreement requires 48 equal weekly payments of $1,842 resulting in total repayment of $88,425 which includes a finance fee of $13,425. The total repayment amount can be reduced to $85,425 solely in the event CDx, Inc. pays this amount on or before October 3, 2016. The Agreement is personally guaranteed by an officer and majority shareholder of the Company. The outstanding balance at June 30, 2017 was $0.

Convertible Notes

	June 30,	December 31,
	2016	2016
Convertible Note -May 24, 2016	$-	$21,900
Convertible Note -August 9, 2016	-	35,000
Convertible Note – October 5, 2016	-	363,768
Convertible Note -November 14, 2016	35,000	35,000
Convertible Note -November 29, 2016	440	63,260
Less debt discount and debt issuance costs	(13,238)	(285,781)
Total	$22,202	$233,147

The Company amortized debt discount and debt issuance costs of $260,420 and $13,845 for the six months June 30, 2017 and 2016 respectively.

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

The Note might be accelerated if an event of default occurs under the terms of the Note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rate under the Note in the event of such defaults. For the six months ended June 30, 2017, the Company amortized a total of $2,173 of the debt issuance cost. As of June 30, 2017, the Note had an outstanding balance of $0 and a remaining unamortized debt discount of $0.

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

The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor. For the six months ended June 30, 2017, the Company amortized a total of $21,250 of the debt issuance cost. As of June 30, 2017, the Note had an outstanding balance of $0 and a remaining unamortized debt discount of $0.

During the six months ended June 30, 2017, the Note holder elected to convert the Note and accrued interest of $36,522 into 86,654,550 share of the Company’s common stock.

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

The issuance of the Note was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor. For the six months ended June 30, 2017, the Company amortized a total of $17,500, of the debt issuance cost. As of June 30, 2017, the Note had an outstanding balance of $35,000 and a remaining unamortized debt discount of $13,077.

On July 3, 2017, Crown converted $36,749.04 (the entire amount due pursuant to the Note including all penalties and interest) into 14,699,616 shares of the Company’s common stock.

On December 1, 2016, MyDx, Inc. (“MyDx”, or the “Company”) entered into an advisory services agreement (the “Advisory Services Agreement”) and an indemnification agreement (“Indemnification Agreement”) with BCI Advisors, LLC (“BCI”) pursuant to which BCI shall, provide advice and counsel to senior management of the Company on business planning and strategy, restructuring and recapitalization, and consultation to the Board of Directors. BCI will be paid an initial fee of $50,000 in cash or unrestricted shares of the Company’s Common Stock, and a retainer fee of $25,000 per month for the eleven (11) months subsequent thereto. In addition, on the 45 and 90th day anniversary of the effectiveness of this Agreement and performance of its services, BCI shall have the right to receive a two (2) year A-1 and A-2 warrant based on a fully diluted basis, each equal to seven-and-one-half percent (7.5%) for a total of (15%) subject to adjustment of the then issued and outstanding Company common shares. The initial fee as well as A-1 and A-2 warrants have been completely earned, free of liens or encumbrances, and non-assessable and can be exercised at any time at an exercise price of $0.001 per share. This summary contains only a brief description of the material terms of the Advisory Services Agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the Advisory Services Agreement. A copy of the Advisory Services Agreement was filed in a Current Report on Form 8-K. As of June 30, 2017 and December 31, 216 the balance of this agreement was $172,660 and $76,285 respectively.

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

YCIG advanced the Company funds under the loan agreement as follows:

	Outstanding Balances as of
	June 30, 2017	December 31, 2016
November 20, 2015	-	15,000
December 1, 2015	-	25,000
December 2, 2015	-	25,000
April 6, 2016	-	10,000
April 27, 2016	-	25,000
July 20, 2016	-	25,000
August 8, 2016	-	25,000
September 19, 2016	-	25,000
December 1, 2016	-	25,000
February 7, 2017	-	-
	$-	$200,000

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

Due to related party

On February 7, 2017, the Company’s officer made non-interest bearing loans of $25,000 to the Company in the form of cash. The loan is due on demand and unsecure.

On April 20, 2017, the Company’s officer made non-interest bearing loans of $20,000 to the Company in the form of cash. The loan is due on demand and unsecure.

On May 8, 2017, the Company’s officer made non-interest bearing loans of $10,000 to the Company in the form of cash. The loan is due on demand and unsecure.

On June 19, 2017, the Company’s officer made non-interest bearing loans of $35,000 to the Company in the form of cash. The loan is due on demand and unsecure.

On June 30, 2017, the Company’s officer made non-interest bearing loans of $45,000 to the Company in the form of cash. The loan is due on demand and unsecure. This was the result of the officer selling 100,000 personal owned shares of Series B Preferred for net proceeds of $45,000.

During the six months ended June 30,2017 the company has repaid $20,000. As of June 30, 2017, and December 2016 the Company is reflecting a liability of $116,075, and $1,075, respectively.

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

On March 10, 2017, the Company entered into a Settlement Agreement with Phoenix dated March 9, 2017 (the “Phoenix Settlement”). Pursuant to the Phoenix Settlement, Phoenix has agreed it is no longer entitled to any shares pursuant to these two agreements, which are now considered paid in full. On March 15, 2017, in connection with the Phoenix Settlement, the Company filed a motion to dismiss the pending lawsuit with the Eleventh Judicial Circuit of Florida. The Company recorded a gain on settlement of debt of $80,315

On March 13, 2017, the Company and Bright Light Marketing, Inc. (“BLM”), in a settlement related to the Phoenix Settlement, entered into a Settlement Agreement dated March 10, 2017 (the “BLM Settlement”). In 2016, BLM notified the Company that Phoenix was a potential lender. Pursuant to the BLM Settlement, BLM will pay the Company a total of $217,500 over the next twelve (12) months. BLM is due to pay the first $100,000 within thirty (30) business days of the signing of the BLM Settlement. BLM will then pay the Company $10,000 per month on the first day of the next eleven (11) months with the final payment of $7,500 due on March 1, 2018.

On April 25, 2017, the Company and its previous auditor, BPM LLP (“BPM”), entered into a Settlement Agreement pursuant to which the Company agreed to pay BPM $80,000 by May 31, 2018. The Company and BPM agreed that, following the Company’s receipt of each new debt or equity investment (including investments paid in tranches over time) by a party who was not, as of April 25, an officer, director, shareholder, or creditor of the Company, the Company shall pay fifteen percent (15%) of the net proceeds to BPM on the first day of the month following receipt of the investment until the $80,000 has been paid. The company recorded a gain on settlement of debt of $70,781. During the six months ended June 30, 2017 the company repaid $0.

On June 16, 2017, the company issued 500,000 shares valued at $3,950 for the settlement of an outstanding accounts payable balance of $4,870. The company recorded a gain on settlement of debt of $920.

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

During the six months ended June 30, 2016, the Company issued 3,500,000 shares of the Company’s common stock to retire $40,895 of the total claims and recorded a gain on debt settlement of $198,261.

9.	Derivative Liabilities

The Company has identified derivative instruments arising from embedded conversion features in the Company’s convertible notes payable and accounts payable at June 30, 2017.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability and warrant liability at the date of issuance and for the convertible notes converted during the six months ended June 30, 2017.

	Low	High
Annual dividend rate	0%	0%
Expected life	0.02	1.40
Risk-free interest rate	0.51%	1.20%
Expected volatility	228.52%	314.41%

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

Remaining term: The Company’s remaining term is based on the remaining contractual maturity of the convertible notes payable and accounts payable.

The following are the changes in the derivative liabilities during the six months ended June 30, 2017.

	Six Months Ended June 30, 2017
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2016	$-	$-	$1,812,441
Addition	-	-	866,431
Conversion	-	-	(1,656,420)
Settlement of debt			(79,063)
Loss on changes in fair value	-	-	(119,842)
Derivative liabilities as June 30, 2017	$-	$-	$823,547

The following are the changes in the warrant liability during the six months ended June 30, 2017.

	Six Months Ended June 30, 2017
	Level 1	Level 2	Level 3
Fair value as January 1, 2016	$-	$-	$247,203
Warrants issued	-	-	(203,199)
Gain on changes in fair value	-	-	(44,004)
Fair value as June 30, 2017	$-	$-	$-

10.	Stockholders’ Deficit

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

During the six months ended June 30, 2017, the Company issued 144,000,000 shares of common stock in exchange for services at a fair value of $473,800. During the six months ended June 30, 2016, the Company issued 1,461,906 shares of common stock in exchange for services at a fair value of $253,060.

On March 16, 2017, the Company entered into a securities purchase agreement (“SPA”) with TLG, Inc, and TRD, Inc. (“Investors”) pursuant to which the Company agreed to sell 25,000,000 restricted shares of the Company’s common stock, in an above market transaction at a purchase price of $0.004 per share for a total of $100,000. As part of the SPA, the Company granted the Investors the option, within the next 60 days, to purchase an additional 25,000,000 of restricted shares of the Company’s common stock at a purchase price of $0.006 per share for a total of $150,000. The shares of Common Stock issued pursuant to the Subscription Agreement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and are “restricted securities” as that term is defined by Rule 144 promulgated under the Securities Act. Pursuant to the securities purchase agreement, the Investors agreed not to sell more than three hundred and seventy-five thousand shares per day (subject to adjustment for forward and reverse stock splits that occur after the date hereof) or more than seven million five hundred thousand shares per month (subject to adjustment for forward and reverse stock splits that occur after the date hereof) of the securities purchased pursuant to the SPA. On May 1, 2017, the Company entered into an amendment to the TLG, Inc SPA. The modification allowed TLG, Inc to purchase a total of 25,000,000 of restricted shares of the Company’s common stock at a purchase price of $0.006 per share for a total of $150,000. TLG exercised all of these option on May 2, 2017.

Common Stock Warrants

During the six months ended June 30, 2017, the Company agreed to issue warrants to purchase 252,773,754 shares of common stock. During the six months ended June 30, 2016, the Company did not issue any warrants to purchase shares of common stock. No common stock warrants have been exercised or have expired and warrants to purchase 260,345,149 shares of common stock were outstanding as of June 30, 2017.

2015 Equity Incentive Plan

In connection with the Merger on April 30, 2015, the Company adopted the MyDx, Inc. 2015 Equity Incentive Plan (the “2015 Plan”), and to date, has reserved 6,200,000 shares of common stock for issuance under the 2015 Plan. Under the 2015 Plan, employees, directors or consultants may be granted nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to purchase shares of MyDx’s common stock. Only employees are eligible to receive incentive stock options (“ISO”) to purchase common stock. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. The options generally expire ten years from the date of grant. ISOs granted to a participant who, at the time the ISO is granted, has more than 10% of the voting power between all classes of stock, will expire five years from the date of grant. Options vest at various rates ranging from immediately to three years. As of June 30, 2017, options to purchase 1,573,755 shares were available under the 2015 Plan for issuance.

 A summary of the Company’s stock option plan for the six months ended June 30, 2017 was as follows:

	Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2016	1,490,000	$0.48
Granted	-	$-
Exercised	-	$-
Forfeited or cancelled	-	$-
Outstanding as of June 30, 2017	1,490,000	$0.48
Options exercisable as of June 30, 2017	1,377,916	$0.24

The aggregate intrinsic value of options exercised was $0 and $0 for the six months ended June 30, 2017 and 2016, respectively.

Information regarding options outstanding and exercisable as of June 30, 2017, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$0.08	900,000	3.86	$0.08	900,000	$0.08
$0.55	515,000	3.41	$0.55	402,917	$0.55
$0.57	75,000	3.99	$0.57	75,000	$0.57
	1,490,000	3.8	$0.27	1,377,916	$0.27

Total unrecognized compensation expense from employee stock options as of June 30, 2017 was $6,911 and will be recognized over a weighted average recognition period of 0.70 years.

Total stock-based compensation expense, both employee and non-employee, recognized by the Company for the six months ended June 30, 2017 and 2016 was $9,257 and $82,272, respectively. Stock-based compensation expense related to stock options granted to non-employees for the six months ended June 30, 2017 and 2016 was $4,867 and $37,607, respectively. No tax benefits were recognized in the six months ended June 30, 2017 and 2016.

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

The annual minimum lease payments under non-cancellable operating leases, including common area maintenance and amortization of leasehold improvements that have an initial or remaining term in excess of one year at June 30, 2017 are due as follows:

2017	27,484
Total minimum lease payments	$27,484

Rent expense for the three months ended June 30, 2017 and 2016 was $2,297 and $23,409, respectively. Rent expense for the six months ended June 30, 2017 and 2016 was $20,776 and $42,196, respectively.

On April 21, 2016, the Company subleased a portion of the facility to an unrelated third party on a month-to-month basis commencing May 1, 2016. Monthly gross rent from the subtenant is $8,000 per month. Subtenant must provide the Company with ninety days prior written notice of its intent to terminate the sublease.

Distribution and License Agreement and Joint Development Agreements

The Company entered into a Distribution and License Agreement with a third-party for the purpose of developing a sensor array to be used in the Company’s product. The Distribution and License Agreement has an initial term of ten years, but can be terminated earlier if the project does not meet the specifications of the Company. The Company will obtain exclusive rights to sell and distribute once a successful sensor prototype is developed. In exchange for a functional prototype, the Company will pay the third-party a 7% royalty on net sales. During the six months ended June 30, 2017 and 2016, the Company did not incur any development costs related to the Distribution and License Agreement.

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

On June 12, 2017, MyDx, Inc. (the “Company” or “Licensor”) entered into a license and services agreement (the “License Agreement”) with Black Swan, LLC (the “Licensee”). The Licensor agrees to grant to the Licensee the Access License which shall consist of:

(a)	access to the Database to enable Licensee to engage in formulation queries regarding the effects of having different amounts of terpene or other chemicals in cannabis strains;

(b)	access to the Database’s chemical profile library and related definitions;

(c)	access to a list with the contact information and fee schedule of cannabis extractors with state licenses so that Licensee can submit the formulation query results to such licensed cannabis extractors. Such licensed extractor list may change and Licensor shall have no obligation to provide Licensee with an updated list; and

(d)	access to the CannaDxTM mobile application to track feedback and reviews by up to 20,000 users of Licensee’s products.

The Licensor will provide the Product Services which shall consist of:

(1)	Licensor providing annual MyDx360 SAAS Premium Subscription at a cost of $15,000 per annum

(2)	Licensor providing 6,000 Cartridges every six months to the Licensee at a cost of $2.49 per Cartridge ($14,940 in total every six months). It shall be a requirement of this Agreement that Licensee order 6,000 Cartridges from Licensor every six months;

(3)	Licensor providing 1,000 Eco Smart Pens to the Licensee, when available, over the three-year term of this Agreement at a cost of $25 per Eco Smart Pen ($25,000 in total); and

(4)	Licensor providing 6,000 batteries to the Licensee over the three-year term of this Agreement at a cost of $3.99 per battery ($23,940 in total).

The term of this Agreement shall be three (3) years. Licensor shall have the right, in its sole discretion, to terminate this Agreement if Licensee does not order and pay for at least 6,000 Cartridges every six months at a cost of $2.49 per Cartridge ($14,940 in total every six months).

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

On May 16, 2017, the Company terminated its Marketing and Advertising Advisory Services Agreement with Growth Point Advisors, Ltd. (“Growth Point”) entered into in April 2016. Growth Point had been expected to provide a comprehensive marketing, advertising and branding campaign for the Greater China Region on behalf of the Company’s MyDx AquaDx sensor. Growth Point failed to satisfy the agreed upon deliverables as stated in the agreement. As of the date of this filing the Company has not received communication from Growth Point.

On February 17, 2017 MyDx and Libre Design, LLC (“LDL”) entered into a twelve (12) month Research, Branding, Advertising and Marketing Services Agreement (“Agency Agreement”). The Company agreed to pay deferred cash compensation as follows of three thousand dollars ($3,000) upon execution and one thousand five hundred dollars ($1,500) per month for a subsequent eleven (11) payments thereafter on or before the first (1st) of each month. In addition, Agency is entitled to receive sixty seven million shares of restricted common stock at a closing market price equal to $0.0011.

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

Resale Licensing Agreement

On October 4, 2016, the Company executed a Resale Licensing Agreement with ANP Technologies, Inc. (“ANP”) (the “Agreement”) that outlines the terms and conditions for a One-Time, Non-Exclusive Resale License to MyDx, Inc. for the sale of ANP’s ACE-III-C pesticide and toxic heavy metal Lateral Flow Assay detection test under MyDx, Inc.’s brand. The Agreement provides for the purchase and resale of 10,000 units as part of a Phase I validation of the product’s merchantability. On June 9, 2017, the Company and ANP terminated the Resale Licensing Agreement.

 Acquisition Agreement

On February 10, 2017, the Company entered into a binding term sheet to acquire certain trademarks, software, data and customer lists from Bud Genius, Inc. In good faith, the parties agreed to complete all due diligence and execute transaction documents within 45 days of the date hereof. As of the date of this agreement, this transaction is on hold.

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

Lawsuit Against Jerome Dewald and Skip Sanzeri

On July 14, 2017, the Company and its Chief Executive Officer, Daniel Yazbeck, filed a complaint in Superior Court of California against Jerome Dewald, Skip Sanzeri and twenty-five (25) persons or entities whose true identities are currently unknown to the Company (collectively, the “Defendants”). Mr. Sanzeri was the Chief Operating Officer of the Company in 2014 and 2015. The Defendants allegedly made false statements about the Company, its products, and Mr. Yazbeck on online investor platforms and at investor events. In addition, the Defendants allegedly, by sending a demand letter for $205,000, attempted to extort money from the Company. Based on these alleged actions, the causes of action in the lawsuit are: (i) trade libel; (ii) defamation; (iii) false light; (iv) intentional interference with prospective business relations; (v) negligent interference with prospective business relations; (vi) intentional interference with contract; (vii) unfair competition pursuant to a California statute; (viii) civil extortion; and (viii) breach of fiduciary duty. The Company is seeking general damages of $29 million, special damages, punitive damages, an injunction to prevent the Defendants from engaging in the unlawful and unfair business practices alleged in the complaint, and reasonable attorneys’ fees and court costs.

Crown Bridge Conversion of Promissory Note

On November 14, 2016, the Company entered into a Securities Purchase Agreement (the “SPA”) and Convertible Promissory Note in the original principal amount of $35,000 (the “Note”) with Crown Bridge Partners, LLC (“Crown”) pursuant to which Crown funded $31,500 to the Company after the deduction of a $3,500 original issue discount and $1,500 for legal fees. The Note bore interest at the rate of 8% and was to be repaid on or before November 14, 2017 (the “Maturity Date”). Through 180 days after the date of the Note’s issuance (the “Prepayment Deadline”), the Company could repay the Note at a premium to the amount outstanding at the time of prepayment (as determined in the Note). The Note was able to be converted by Crown at any time after the six (6) month anniversary of the Note into shares of the Company’s common stock at a conversion price equal to 50% of the market price (as determined in the Note).

On April 30, 2017, the Company sent an initial payoff request to Crown so that it could repay the amount due pursuant to the Note (including all penalties and interest) prior to the Prepayment Deadline. Subsequently, between May 9th and June 4th, the Company sent further requests for such wire instructions. Despite such requests, on July 3, 2017, Crown converted $36,749.04 (the entire amount due pursuant to the Note including all penalties and interest) into 14,699,616 shares of the Company’s common stock. In light of the Company’s notification required in the SPA to repay the Note pursuant to its terms, the Company believes Crown may have breached the terms of the Note.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, MyDx’s audited annual financial statements and the related notes thereto as filed with the Securities and Exchange Commission (“SEC”) on April 20, 2017, as amended on April 26, 2017. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Forward-Looking Statements” in this quarterly report. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the disclosure under the heading “Risk Factors” elsewhere in this quarterly report.

The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of MyDx. MyDx’s financial statements for the three and six months ended June 30, 2017 and the audited results of operations of MyDx for the period ended December 31, 2016.

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

MyDx, and its wholly owned subsidiary, CDx, has successfully executed on a four-year business plan. The Company has received cash investment of approximately $9 million to date. In 2013, CDx was established with $210,000 in seed funding and resource support from an entity affiliated with Mr. Yazbeck to secure strategic development partners and establish a market, product and initial IP portfolio. In 2014, CDx developed, protected, manufactured and marketed the beta version of its first product, the MyDx Analyzer, through a crowdfunding campaign that launched in January 2014 as well as a financing round where $600,000 of shares of CDx, Inc. Series A Preferred Stock was sold through April 2014 and $2 million in convertible notes were issued through September 2014. The Beta product was released in the first quarter of 2015, at which point $4,800,000 of shares of Series B Preferred Stock in CDx, Inc. was sold followed by the completion of the Merger with MyDx, Inc., whose shares of common started to trade on the OTCQB marketplace. The official product was released in the third quarter of 2015 and the Company received an additional $250,000 loan from the same entity affiliated with Mr. Yazbeck to help finance its operations in the fourth quarter. In 2016, we believe the Company continued to penetrate its market and increased brand recognition. Since the MyDx Analyzer’s launch in 2015 it has generated close to $1.2M in revenues . In addition, in 2016, the Company launched additional products that tests for pesticides in food and chemicals in water and financed the company’s operations primarily through the issuance of convertible debt, the majority of which had been satisfied as of March 31, 2017.

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

MyDx plans to evaluate the 510K FDA device approval process to leverage its consumer products and the ability of insurance companies to support sales of its smart devices and generate HIPPA compliant crowdsourced data.

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

Recent Developments

Effective as of April 21, 2017, the Company terminated its Distribution and License Agreement (the “License Agreement”) with China Science and Technology (“Licensee”) entered into in September 2016. The Company terminated the License Agreement due to the Company’s belief that it did not receive confirmation of proof of concept from the Licensee for deployment of the Company’s products in China.

On April 25, 2017, the Company and its previous auditor, BPM LLP (“BPM”), entered into a Settlement Agreement pursuant to which the Company agreed to pay BPM $80,000 by May 31, 2018. The Company and BPM agreed that, following the Company’s receipt of each new debt or equity investment (including investments paid in tranches over time) by a party who was not, as of April 25, an officer, director, shareholder, or creditor of the Company, the Company shall pay fifteen percent (15%) of the net proceeds to BPM on the first day of the month following receipt of the investment until the $80,000 has been paid. The company recorded a gain on settlement of debt of $70,781. During the six months ended June 30, 2017 the company repaid $0.

On May 16, 2017, the Company terminated its Marketing and Advertising Advisory Services Agreement with Growth Point Advisors, Ltd. (“Growth Point”) entered into in April 2016. Growth Point had been expected to provide a comprehensive marketing, advertising and branding campaign for the Greater China Region on behalf of the Company’s MyDx AquaDx sensor.

Results of Operations

As shown in the accompanying consolidated financial statements, the Company incurred net income (losses) of $2,967,808 and $(2,132,464), respectively, for the three and six months ended June 30, 2017 and $(936,665) and $(1,479,326), respectively, for the three and six month periods ended June 30, 2016, respectivel y, and had an accumulated deficit of $28,531,916 as of June 30, 2017.

Comparison of Three Months Ended June 30, 2017 and 2016

Revenue

For the three months ended June 30, 2017 and 2016, the Company had licensing revenue of $0 and $68,000, respectively. For the three months ended June 30, 2017 and 2016, the Company had product revenue of $125,810 and $211,382, respectively. The increase in revenue for the three months ended June 30, 2016 compared to 2017 correlated to a large order from its newly signed distribution partner in that quarter as well as an exceptionally large volume of global medical coverage for that quarter compared to the same quarter in 2017.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the three months ended June 30, 2017 and 2016 were 78% and 59%, respectively. The gross margin was positively affected by a decrease in accrued royalties, as well as the increase in the amount of Grower’s Packages sold as well as more direct to consumer sales compared to sales via distributors.

Operating Expenses

For the three months ended June 30, 2017, the Company incurred operating expenses in the amount of $807,658 compared to $990,149 for the three months ended June 30, 2016. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses. The decrease mainly resulted from the decrease of general and administrative expenses and research and development costs which were partially offset by the increase in sales and marketing activities.

Research and Development Expenses

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the three months ended June 30, 2017, the Company expended $27,724 for various research and development projects for hardware, database, software and sensor development as compared to $145,885 for the three months ended June 30, 2016. The decrease of $118,161, or 81%, resulted primarily from the Company taking a more economical and streamlined outsourcing approach to developing new products (such as the Eco Smart PenTM) as well as improving existing products, including CannaDxTM, AquaDxTM and OrganaDxTM.

 Sales and Marketing Expenses

Sales and marketing expenses consist primarily of consulting fees for third-party services and general marketing expenses. For the three months ended June 30, 2017, the Company expended $476,347 as compared to $58,319 for the three months ended June 30, 2016. The increase of $418,028, or 717%, resulted primarily from the Company expanding brand awareness surrounding its new product lines.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses.

For the three months ended June 30, 2017, the Company expended $303,587 as compared to $785,945 for the three months ended June 30, 2016. The decrease of $482,358, or 61%, resulted primarily from decreases in accounting fees, investor relation fees, legal fees, and miscellaneous general administrative expenses. These decreases were offset by an increase in consulting fees.

Other income (expense)

Other income increase by $3,787,328, resulted primarily from the decrease of interest expense related to the convertible notes payable, an increase in a gain on fair value of derivative liability, a gain on settlement of debt, and a gain on forfeiture of technology transfer deposit. These were offset by an increase in derivative expense.

Comparison of Six Months Ended June 30, 2017 and 2016

Revenue

For the three months ended June 30, 2017 and 2016, the Company had licensing revenue of $0 and $68,000, respectively. For the three months ended June 30, 2017 and 2016, the Company had product revenue of $211,201 and $372,640, respectively. The increase in revenue for the six months ended June 30, 2016 compared to 2017 correlated to a large order from its newly signed distribution partner in that quarter as well as an exceptionally large volume of global media coverage for that quarter compared to the same quarter in 2017.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the six months ended June 30, 2017 and 2016 were 71% and 53%, respectively. The gross margin was positively affected by a decrease in accrued royalties.

Operating Expenses

For the six months ended June 30, 2017, the Company incurred operating expenses in the amount of $1,586,014 compared to $1,584,962 for the six months ended June 30, 2016. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses. The increase mainly resulted from the increase in sales and marketing activities which were partially offset by the decrease of general and administrative expenses and research and development costs.

Research and Development Expenses

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the six months ended June 30, 2017, the Company expended $48,007 for various research and development projects for hardware, database, software and sensor development as compared to $241,092 for the six months ended June 30, 2016. The decrease of $193,085, or 80%, resulted primarily from the Company taking a more economical and streamlined outsourcing approach to developing new products (such as the Eco Smart PenTM) as well as improving existing products, including CannaDxTM, AquaDxTM and OrganaDxTM.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of consulting fees for third-party services and general marketing expenses. For the six months ended June 30, 2017, the Company expended $673,393 as compared to $203,612 for the six months ended June 30, 2016. The increase of $469,781, or 231%, resulted primarily from the Company expanding brand awareness surrounding its new product lines.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses.

For the six months ended June 30, 2017, the Company expended $864,614 as compared to $1,140,258 for the six months ended June 30, 2016. The decrease of $275,644, or 24%, resulted primarily from decreases in accounting fees, investor relation fees, legal fees, and miscellaneous general administrative expenses. These decreases were offset by an increase in consulting fees.

Other income (expense)

Other (expense) increase by $567,301, resulted primarily from the increase in interest expense related to the convertible notes payable and derivative expense These were offset by an increase in of a gain on fair value of derivative liability, a gain on settlement of debt, and a gain on forfeiture of technology transfer deposit.

Liquidity and Capital Resources

Since its inception, capital raised by the Company has been used primarily for the Company’s research and development efforts and to support its operations. As of June 30, 2017, the Company had remaining cash of $108,252 with a net working capital deficit of $2,000,692. As a result of the Company’s significant operating expenditures and the lack of significant product sales revenue, we expect to incur losses from operations for the near future and will be required to seek additional capital to sustain our operations.

It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generate sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $108,252 will not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Working Capital

	June 30, 2017	December 31, 2016
Current assets	$345,991	$301,252
Current liabilities	2,346,683	3,648,520
Working Capital Deficit	$(2,000,692)	$(3,347,268)

Current assets for June 30, 2017 increased compared to December 31, 2016 primarily due to an increase in cash due to the sale of our products and the proceeds from the issuance of common stock.

Current liabilities for June 30, 2017 decreased compared to December 31, 2016 primarily due to a decrease in accounts payable, customer deposits, and derivative liability.

Cash Flows

	Six Months Ended June 30,
	2017	2016
Net Cash (Used in) Operating Activities	$(191,022)	$(365,289)

Net Cash Provided by Financing Activities	261,071	411,978
	$70,049	$46,689

Net Cash Provided by (Used in) Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees, computer and internet expenses and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, common stock issued in exchange for services, accretion of debt discount and debt issuance costs on convertible notes and the change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes, and a gain of settlement of liabilities during the six months ended June 30, 2017, as well as the effect of changes in working capital and other activities.

In addition, the net decrease in cash from changes in working capital activities from the six months ended June 30, 2016 to the six months ended June 30, 2017 primarily consisted of a decrease in inventory, a decrease in prepaid expenses and other current assets, an increase in accounts payable and accrued expenses, and an increase in customer deposits.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2017, financing activities provided cash of $261,071 which resulted from an increase of $245,500 in net proceeds from the issuance of common stock, net of issuance costs $135,000 in proceeds from note payable–related party. For the six months ended June 30, 2016, financing activities provided $411,978 which resulted from an increase of $190,608 in proceeds from the issuance of convertible notes payable, net of issuance costs and $271,370 in proceeds from issuance of asset based loans, net of issuance cost.

Going Concern

At June 30, 2017, we had an accumulated deficit of $28,531,916 and incurred a net loss of $2,132,464 for the six months ended June 30, 2017. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

There have not been any material changes to our exposures to market risk during the six months ended June 30, 2017 that would require an update to the relevant disclosures provided in our 2016 Annual Report on Form 10-K filed with the SEC on April 20, 2017, as amended on April 26, 2017 and Form 10-Q filed with the SEC on May 22, 2017.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of June 30, 2017, due to the fact that management has not fully remediated the material weakness described in our Current Report on Form 10-K filed with the Securities and Exchange Commission on April 20, 2017, as amended on April 26, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 20, 2017, as amended on April 26, 2017.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2017, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

Item 3. DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

On April 25, 2017, the Company and its old auditor, BPM LLP (“BPM”), entered into a Settlement Agreement pursuant to which the Company agreed to pay BPM $80,000 by May 31, 2018. The Company and BPM agreed that, following the Company’s receipt of each new debt or equity investment (including investments paid in tranches over time) by a party who was not, as of April 25, an officer, director, shareholder, or creditor of the Company, the Company shall pay fifteen percent (15%) of the net proceeds to BPM on the first day of the month following receipt of the investment until the $80,000 has been paid. The company recorded a gain on settlement of debt of $70,781. During the six months ended June 30, 2017 the company repaid $0.

Item 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Settlement Agreement with BPM LLP, dated April 25, 2017.
10.2	Advertising Broker & Services Agreement, dated June 9, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 15, 2017.)
10.3	MYDX360 SAAS Ecosystem License and Services Agreement, dated June 12, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 15, 2017.)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

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

