Form 10-Q
period 2017-09-30
MyDx, Inc.
filed 2017-11-14
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Number of shares of common stock outstanding as of November 13, 2017 was 1,809,028,964.

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MyDx, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2017	December 31, 2016

ASSETS

Current assets:
Cash	$162,451	$38,203
Accounts receivable	27,851	27,851
Inventory	165,999	155,233
Prepaid expenses and other current assets	46,101	79,965
Total current assets	402,402	301,252

Property and equipment, net	82,800	138,883

Other assets	42,345	49,845
Total assets	$527,547	$489,980

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Asset based loans	$-	$120,460
Accounts payable	1,169,916	1,082,384
Customer deposits	33,032	16,767
Accrued liabilities	143,497	131,563
Current portion of leases payable	2,756	3,480
Due to related party	76,075	1,075
Convertible notes payable, current, net of debt discount	-	233,147
Derivative liability	833,742	1,812,441
Warrant liability	-	247,203
Total current liabilities	2,259,018	3,648,520

Convertible note payable - related party	-	200,000
Notes payable, net of debt discount and debt issuance costs	465,295	-
Total liabilities	2,724,313	3,848,520

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Series A Preferred stock, $0.001 par value; 51 and 51 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-
Series B Preferred stock, $0.001 par value; 300,000 and 300,000 shares issued and outstanding as of September 30, 2017 and and December 31, 2016, respectively	300	300
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 1,726,528,964 and 645,060,704 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,726,529	645,061
Additional paid-in capital	25,000,731	22,395,552
Accumulated deficit	(28,924,326)	(26,399,453)
Total stockholders’ deficit	(2,196,766)	(3,358,540)
Total liabilities and stockholders’ deficit	$527,547	$489,980

See notes to consolidated financial statements

MYDX INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Sales
Product revenue	$104,650	$134,240	$315,851	$506,880
Royalty revenue	-	-	-	-
Licensing revenue	4,315	-	4,315	68,000
Total sales	108,965	134,240	320,166	574,880

Cost of goods sold
Product costs	32,941	79,434	93,976	285,123
Total cost of sales	32,941	79,434	93,976	285,123

Gross profit	76,024	54,806	226,190	289,757

Operating Expenses
Research and development	39,595	111,315	87,602	352,407
Sales and marketing	68,420	1,588,884	741,813	1,792,496
General and administrative	175,936	276,182	1,040,550	1,416,440
Total operating expenses	283,951	1,976,381	1,869,965	3,561,343

Loss from operations	(207,927)	(1,921,575)	(1,643,775)	(3,271,586)

Other income (expense)
Interest expense, net	(47,234)	(807,621)	(330,522)	(863,001)
Change in fair value of derivative liability	(3,759)	198,338	116,083	198,338
Derivative expense	(133,489)	-	(999,920)	-
Gain (loss) on settlement of debt	-	(335,952)	198,261	(409,887)
Gain on forfeiture of technology transfer deposit	-	-	135,000	-

Income (loss) before provision for income taxes	(392,409)	(2,866,810)	(2,524,873)	(4,346,136)

Provision for income taxes	-	-	-	1,850
Net income (loss)	$(392,409)	$(2,866,810)	$(2,524,873)	$(4,347,986)

Income (loss) per share
Basic and diluted	$(0.00)	$(0.08)	$(0.00)	$(0.15)

Weighted average common shares outstanding - basic and diluted	1,669,527,890	34,235,772	1,456,764,275	29,750,062

See notes to consolidated financial statements

MyDx, INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,524,873)	$(4,347,986)
Adjustments to reconcile net loss to net cash used in operating activties:
Depreciation and amortization	57,878	59,422
Impairment of assets	-	13,126
Common stock issued in exchange for services	473,800	304,237
Change in fair value of derivative liability	(116,083)	-
Interest expense related to debt issuance costs	999,920	182,211
Gain on changes in fair value of derivative liability	(44,005)	(198,338)
Loss on settlement of debt	-	409,982
Gain on settlement of vendor liabilities	(154,255)	-
Stock based compensation	247,420	377,669
Interest expense related to amortization of debt issuance costs and debt discount	275,407	549,000
Changes in assets and liabilities:
Accounts receivable	-	(29,695)
Inventory	(10,766)	110,451
Prepaid expenses and other assets	41,365	34,251
Accounts payable and accrued liabilities	399,360	1,770,342
Customer deposits	-	68,852
Long term obligations	16,265	-
Current portion leases payable	(724)	142
Long-term portion of leases payable	-	(2,213)
Net cash used in operating activities	(339,291)	(698,547)

Cash flows from financing activities
Proceeds from the issuance of common stock	245,500	-
Proceeds from note payable - related party	165,000	25,000
Repayment of related party loans	(90,000)	-
Proceeds from note payable, net of debt discount and issuance costs	263,500	-
Proceeds from the issuance of convertible notes payable, net of issuance costs	-	490,122
Proceeds from issuance of asset based loans, net of issuance costs	-	300,000
Repayments on asset based loans	(120,461)	(76,503)
Net cash provided by financing activities	463,539	738,619

Net increase	124,248	40,072

Cash, beginning of period	38,203	143,680
Cash, end of period	$162,451	$183,752

Supplemental cash flow information:
Interest paid	$13,755	$40,547
Taxes paid	$-	-

Supplemental disclosure of non-cash investing and financing activities:
Settlement of debt with convertible note	$655,955	$-
Derivative cease to exist upon conversion of notes	$1,783,475	$-
Debt discount recorded on convertible debt	$-	$-
Conversion of convertible notes payable to preferred stock	$-	$826,367

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

As reflected in the condensed consolidated Financial Statements, the Company had an accumulated deficit at September 30, 2017, and a net loss for the nine months ended September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenues; however, its cash position may not be sufficient to support its daily operations. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by early-stage companies. These risks include, but are not limited to, the uncertainty of availability of financing and the uncertainty of achieving future profitability. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise funds through the capital markets. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. We reported negative cash flow from operations for the nine months ended September 30, 2017 and 2016. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generates sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $162,451 at September 30, 2017 will not be sufficient to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2017 and the Company’s results of operations for the three and nine months ended September 30, 2017 and 2016 and its cash flows for the nine months ended September 30, 2017 and 2016. The results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. All references to September 30, 2017 or to the three and nine months ended September 30, 2017 and 2016 in the notes to condensed consolidated financial statements are unaudited.

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

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2017, and December 31, 2016, the Company held no cash equivalents.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of September 30, 2017 and 2016, there was no allowance for doubtful accounts.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. These costs consist primarily of salaries and direct payroll-related costs. It also includes purchased materials and services provided by independent contractors, software developed by other companies and incorporated into or used in the development of our final products. Research and development expenses for the three months ended September 30, 2017 and 2016 were $39,595 and $111,315, respectively. Research and development expenses for the nine months ended September 30, 2017 and 2016 were $87,602 and $352,407, respectively.

Advertising Costs

Advertising costs are charged to sales and marketing expenses and general and administrative expenses as incurred. Advertising expenses, which are recorded in sales and marketing and general and administrative expenses, totaled $80,874 and $276,183 for the three months ended September 30, 2017 and 2016, respectively. Advertising expenses totaled $754,267 and $1,416,440 for the nine months ended September 30, 2017 and 2016, respectively.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended September 30, 2017 and 2016 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Convertible accounts payable	273,860,683	-
Options	1,490,000	4,123,186
Warrants	260,345,149	7,571,395
Totals	535,695,832	11,694,581

Subsequent events

The Company has evaluated events that occurred subsequent to September 30, 2017 and through the date the financial statements were issued.

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

5.	Inventory

Inventory as of September 30, 2017, and December 31, 2016 is as follows:

	September 30,	December 31,
	2017	2016
Finished goods	$98,129	$3,033
Raw materials	67,870	152,200
	$165,999	$155,233

6.	Property and Equipment, net

	September 30,	December 31,
	2017	2016
Computer and test equipment	$198,684	$198,684
Website development costs	39,870	39,870
Furniture and fixtures	26,948	26,948
Software	10,791	10,791
Leasehold improvements	18,288	18,288
	294,581	294,581
Accumulated depreciation and amortization	(211,781)	(155,698)
	$82,800	$138,883

Depreciation expense was $17,764 and $16,730 for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense was $57,878 and $59,422 for the nine months ended September 30, 2017 and 2016, respectively.

For the nine months ended September 30, 2016 the Company recorded an impairment of assets totaling $13,127 for assets that the Company no longer uses.

Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2017 and December 31, 2016.

	September 30,	December 31,
	2017	2016
Accrued compensation for employees	$51,861	$71,351
Deferred compensation to non-employee	15,423	45,086
Accrued interest on notes payable	45,475	9,727
Other payables	30,738	5,399
	$143,497	$131,563

8.	Debt

Asset Based Loans

On September 16, 2016, CDx, Inc. (the Company’s wholly owned subsidiary) entered into a Business Loan Agreement (the “Agreement”) with WebBank providing for the granting of a security interest in properties, assets and rights (the “Collateral”) as defined in the agreement. CDx, Inc. received net proceeds of $150,000. There were no loan origination or administrative fees related to the funding. The agreement has a maturity date that is 432 days after the effective date of the Agreement and requires equal weekly payments of $599 which includes a total finance fee of $34,500 over the life of the Agreement. The Agreement is personally guaranteed by an officer and majority shareholder of the Company. The outstanding balance at September 30, 2017 was $0.

On May 31, 2016, CDx, Inc. (the Company’s wholly owned subsidiary) entered into a Promissory Note and Security Agreement (the “Note”) with Windset Capital Corporation, whereby CDx, Inc. gives, grants and assigns a continuing security interest in all of CDx, Inc.’s business equipment, accounts receivable, intellectual property, rights, licenses, claims, assets and properties of any kind whatsoever, whether now owned or hereafter acquired, real, personal, tangible, intangible or of any nature or value, wherever located, together with all proceeds including insurance proceeds as defined in the Note. There was an origination fee of $200 related to the financing. CDx, Inc. received net proceeds of $74,800 from the funding. The Note has a maturity date that is 252 business days from the date of the Note and requires payments of $360 each business day, as defined in the Note, which includes a total finance fee of $15,750 over the life of the Note. The Note is personally guaranteed by an officer and majority shareholder of the Company. The outstanding balance at September 30, 2017 was $0.

On May 31, 2016, CDx, Inc. (the Company’s wholly owned subsidiary) entered into a Future Receivables Sale Agreement (the “Agreement”) with Swift Financial Corporation granting a security interest, as defined in the Agreement, in CDx, Inc.’s present and future accounts, receivables, chattel paper, deposit accounts, personal property, goods, assets and fixtures, general intangibles, instruments, equipment and inventory. There was an origination fee of $1,875 related to the financing. CDx, Inc. received net proceeds of $73,125 from the funding. The Agreement requires 48 equal weekly payments of $1,842 resulting in total repayment of $88,425 which includes a finance fee of $13,425. The total repayment amount can be reduced to $85,425 solely in the event CDx, Inc. pays this amount on or before October 3, 2016. The Agreement is personally guaranteed by an officer and majority shareholder of the Company. The outstanding balance at September 30, 2017 was $0.

Convertible Notes

	September 30,	December 31,
	2017	2016
Convertible Note -May 24, 2016	$-	$21,900
Convertible Note -August 9, 2016	-	35,000
Convertible Note – October 5, 2016	-	363,768
Convertible Note -November 14, 2016	-	35,000
Convertible Note -November 29, 2016	-	63,260
Less debt discount and debt issuance costs	-	(285,781)
Total	$-	$233,147

The Company amortized debt discount and debt issuance costs of $14,987 and $38,077 for the three months ended September 30, 2017 and 2016 respectively.

The Company amortized debt discount and debt issuance costs of $275,407 and $57,025 for the nine months ended September 30, 2017 and 2016 respectively.

On May 24, 2016, MyDx, Inc. (the “Company”) entered into a Convertible Note (the “Note”) with Vista Capital Investments, LLC (“Vista”) in the Original Principal Amount of $275,000 (including a 10% Original Issue Discount (“OID”)). The Company and Vista agreed to an initial funding under the Note of $55,000, including an OID of $5,000 (“Initial Funding”). Future advances under the Note are at the sole discretion of Vista. The Company is only required to repay the amount funded, including the prorated portion of the OID. The note bears interest at the rate of 10% and must be repaid on or before May 24, 2018. The Note may be prepaid by the Company at any time prior to the date, which is 180 days after issuance of the Note at a premium to the amount outstanding at the time of prepayment (as determined in the Note). The Note may be converted by Vista at any time after the six (6) month anniversary of the Note into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the Note). The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits, which were filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 27, 2016.

The issuance of the Note was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(a)(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor.

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

The Note might be accelerated if an event of default occurs under the terms of the Note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rate under the Note in the event of such defaults. For the nine months ended September 30, 2017, the Company amortized a total of $2,173 of the debt issuance cost. As of September 30, 2017, the Note had an outstanding balance of $0 and a remaining unamortized debt discount of $0.

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

The issuance of the Note was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(a)(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor. For the nine months ended September 30, 2017, the Company amortized a total of $21,250 of the debt issuance cost. As of September 30, 2017, the Note had an outstanding balance of $0 and a remaining unamortized debt discount of $0.

During the nine months ended September 30, 2017, the Note holder elected to convert the Note and accrued interest of $36,522 into 86,654,550 share of the Company’s common stock.

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

The issuance of the Note was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(a)(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor. For the nine months ended September 30, 2017, the Company amortized a total of $30,577, of the debt issuance cost. As of September 30, 2017, the Note had an outstanding balance of $0 and a remaining unamortized debt discount of $0.

During the nine months ended September 30, 2017, the Note holder elected to convert the Note and accrued interest of $36,749 into 14,699,616 share of the Company’s common stock.

On December 1, 2016, MyDx, Inc. (“MyDx”, or the “Company”) entered into an advisory services agreement (the “Advisory Services Agreement”) and an indemnification agreement (“Indemnification Agreement”) with BCI Advisors, LLC (“BCI”) pursuant to which BCI shall, provide advice and counsel to senior management of the Company on business planning and strategy, restructuring and recapitalization, and consultation to the Board of Directors. BCI will be paid an initial fee of $50,000 in cash or unrestricted shares of the Company’s Common Stock, and a retainer fee of $25,000 per month for the eleven (11) months subsequent thereto. In addition, on the 45 and 90th day anniversary of the effectiveness of this Agreement and performance of its services, BCI shall have the right to receive a two (2) year A-1 and A-2 warrant based on a fully diluted basis, each equal to seven-and-one-half percent (7.5%) for a total of (15%) subject to adjustment of the then issued and outstanding Company common shares. The initial fee as well as A-1 and A-2 warrants have been completely earned, free of liens or encumbrances, and non-assessable and can be exercised at any time at an exercise price of $0.001 per share. This summary contains only a brief description of the material terms of the Advisory Services Agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the Advisory Services Agreement. A copy of the Advisory Services Agreement was filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 11, 2017. As of September 30, 2017 and December 31, 2016 the balance of this agreement was $164,182 and $76,285 respectively.

During the nine months ended September 30, 2017, the Note holder elected to convert the principal of $137,103 into 140,000,000 share of the Company’s common stock.

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

On January 4, 2017 the Company and YCIG. entered into an amendment to the note. The note was modified as follows:

●	The note may be repaid by the Company common stock at a conversion price of $0.0023 or at the close of business on the date of conversion.

●	Interest shall be due in a single lump sum payment on June 1, 2017.

●	Subsequent to June 1, 2017, all monthly interest payments that accrue shall be payable on the first (1st) day of next month during the remainder life of the Note.

YCIG advanced the Company funds under the loan agreement as follows:

	Outstanding Balances as of
	September 30, 2017	December 31, 2016
November 20, 2015	-	15,000
December 1, 2015	-	25,000
December 2, 2015	-	25,000
April 6, 2016	-	10,000
April 27, 2016	-	25,000
July 20, 2016	-	25,000
August 8, 2016	-	25,000
September 19, 2016	-	25,000
December 1, 2016	-	25,000
February 7, 2017	-	-
	$-	$200,000

Note Payable

On February 6, 2017, YCIG, Inc. (“Seller”) entered into a purchase and sale agreement where it sold the rights to its loan agreement with the Company to Hasper, Inc. in exchange for the assumption of liabilities under the note and a commitment to fund additional advances to the company. The loans accrue interest at a rate of 12% per annum and all amounts loaned are due and payable on or before September 29, 2018. The amounts loaned may be prepaid by the Company at any time without penalty. The Loan Agreement provides that in the event of a default, the loan amount becomes immediately due and payable, which may be repaid by the Company common stock at a conversion price of $0.0023 or at the close of business on the date of conversion.

Amendment

On August 22, 2017 the Company and Hasper, Inc. entered into an amendment to the note. The note was modified as follows:

●	The facility limit was increased to $850,000.
●	The company received proceeds of $282,000.
●	Fees related to the amendment totaled $18,500. The fees were recorded as a debt discount and debt issuance costs and will be amortized over the life of the note.

All remaining terms of the Revolving note remained the same.

As of September 30, 2017 and December 31, 2016 the balance of this agreement was $482,000 and $0 respectively.

Subsequent to September 30, 2017 the lender converted $187,750 of the outstanding principal and interest into 82,500,000 share of the company’s common stock.

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

On July 17, 2017, the Company’s officer made non-interest bearing loans of $10,000 to the Company in the form of cash. The loan is due on demand and unsecure.

On July 20, 2017, the Company’s officer made non-interest bearing loans of $20,000 to the Company in the form of cash. The loan is due on demand and unsecure.

On August 22, 2017, the Company’s officer made non-interest bearing loans of $45,000 to the Company in the form of cash. The loan is due on demand and unsecure.

During the nine months ended September 30, 2017, the Company has repaid $90,000. As of September 30, 2017, and December 2016 the Company is reflecting a liability of $76,075, and $1,075, respectively.

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

On April 25, 2017, the Company and its previous auditor, BPM LLP (“BPM”), entered into a Settlement Agreement pursuant to which the Company agreed to pay BPM $80,000 by May 31, 2018. The Company and BPM agreed that, following the Company’s receipt of each new debt or equity investment (including investments paid in tranches over time) by a party who was not, as of April 25, an officer, director, shareholder, or creditor of the Company, the Company shall pay fifteen percent (15%) of the net proceeds to BPM on the first day of the month following receipt of the investment until the $80,000 has been paid. The Company recorded a gain on settlement of debt of $70,781. During the nine months ended September 30, 2017 the Company repaid $0.

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

During the year ended December 31, 2016 the Company entered into agreements with Talent Cloud to provide recruitment services for a Community Manager; an APP Manager; and, a Software Developer for the Company’s Asian markets development. The total cost of these services was $143,900 (the “Claim”).

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

On October 19, 2016, the Company, Talent Cloud, Meyers Associates, and Rockwell Capital entered into an Assignment and Modification Agreement. Rockwell purchased the debt claim held by Talent Cloudand Meyers Associates from MyDx. In settlement of the Claim, the Company shall issue and deliver to Rockwell shares of its common stock as requested by Rockwell, periodically, at a forty-five percent (45%) discount from the lowest price of the Company’s common stock for the seven trading days prior to the date of issuance. Upon execution of the assignment, Talent Cloud and Meyers Associates released MyDx, Inc. from all liabilities under the original claims.

On November 11, 2016, the Company, Talent Cloud, Meyers Associates, and Rockwell Capital entered into an Assignment and Modification Agreement. Rockwell purchased the debt claim held by Talent Cloud and Meyers Associates from MyDx. In settlement of the Claim, the Company shall issue and deliver to Rockwell shares of its common stock as requested by Rockwell, periodically, at a forty-five percent (45%) discount from the lowest price of the Company’s common stock for the seven trading days prior to the date of issuance. Upon execution of the assignment, Talent Cloud and Meyers Associates released MyDx, Inc. from all liabilities under the original claims.

On November 29, 2016, the Company, Talent Cloud, Good Project, Windset Capital, Next Dimension Technologies, Meyers Associates and Rockwell Capital entered into an Assignment and Modification Agreement. Rockwell purchased the debt claim held by Talent Cloud and Meyers Associates from MyDx. In settlement of the Claim, the Company shall issue and deliver to Rockwell shares of its common stock as requested by Rockwell, periodically, at a forty-five percent (45%) discount from the lowest price of the Company’s common stock for the seven trading days prior to the date of issuance. Upon execution of the assignment, Talent Cloud, Good Project, Windset Capital, Next Dimension Technologies, and Meyers Associates released MyDx, Inc. from all liabilities under the original claims.

During the nine months ended September 30, 2016 the Company issued 3,500,000 shares of the Company’s common stock to retire $40,895 of the total claims and recorded a gain on debt settlement of $198,261.

9.	Derivative Liabilities

The Company has identified derivative instruments arising from embedded conversion features in the Company’s convertible notes payable and accounts payable at September 30, 2017.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability and warrant liability at the date of issuance and for the convertible notes converted during the nine months ended September 30, 2017.

	Low	High
Annual dividend rate	0%	0%
Expected life	0.02	1.40
Risk-free interest rate	0.51%	1.20%
Expected volatility	102.46%	314.41%

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

Remaining term: The Company’s remaining term is based on the remaining contractual maturity of the convertible notes payable and accounts payable.

The following are the changes in the derivative liabilities during the nine months ended September 30, 2017.

	Nine Months Ended September 30, 2017
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2016	$-	$-	$1,812,441
Addition	-	-	999,921
Conversion	-	-	(1,783,474)
Settlement of debt	-	-	(79,063)
Loss on changes in fair value	-	-	(116,083)
Derivative liabilities as September 30, 2017	$-	$-	$833,742

The following are the changes in the warrant liability during the nine months ended September 30, 2017.

	Nine Months Ended September 30, 2017
	Level 1	Level 2	Level 3
Fair value as January 1, 2016	$-	$-	$247,203
Warrants issued	-	-	(203,199)
Gain on changes in fair value	-	-	(44,004)
Fair value as September 30, 2017	$-	$-	$-

10.	Stockholders’ Deficit

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

During the nine months ended September 30, 2017, the Company issued 144,000,000 shares of common stock in exchange for services at a fair value of $473,800. During the nine months ended September 30, 2016, the Company issued 1,461,906 shares of common stock in exchange for services at a fair value of $253,060.

On March 16, 2017, the Company entered into a securities purchase agreement (“SPA”) with TLG, Inc, and TRD, Inc. (“Investors”) pursuant to which the Company agreed to sell 25,000,000 restricted shares of the Company’s common stock, in an above market transaction at a purchase price of $0.004 per share for a total of $100,000. As part of the SPA, the Company granted the Investors the option, within the next 60 days, to purchase an additional 25,000,000 of restricted shares of the Company’s common stock at a purchase price of $0.006 per share for a total of $150,000. The shares of Common Stock issued pursuant to the Subscription Agreement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) and are “restricted securities” as that term is defined by Rule 144 promulgated under the Securities Act. Pursuant to the securities purchase agreement, the Investors agreed not to sell more than three hundred and seventy-five thousand shares per day (subject to adjustment for forward and reverse stock splits that occur after the date hereof) or more than seven million five hundred thousand shares per month (subject to adjustment for forward and reverse stock splits that occur after the date hereof) of the securities purchased pursuant to the SPA. On May 1, 2017, the Company entered into an amendment to the TLG, Inc SPA. The modification allowed TLG, Inc to purchase a total of 25,000,000 of restricted shares of the Company’s common stock at a purchase price of $0.006 per share for a total of $150,000. TLG exercised all of these options on May 2, 2017.

Common Stock Warrants

During the nine months ended September 30, 2017, the Company agreed to issue warrants to purchase 252,773,754 shares of common stock. During the nine months ended September 30, 2016, the Company did not issue any warrants to purchase shares of common stock. No common stock warrants have been exercised or have expired and warrants to purchase 260,345,149 shares of common stock were outstanding as of September 30, 2017.

2015 Equity Incentive Plan

In connection with the Merger on April 30, 2015, the Company adopted the MyDx, Inc. 2015 Equity Incentive Plan (the “2015 Plan”), and to date, has reserved 6,200,000 shares of common stock for issuance under the 2015 Plan. Under the 2015 Plan, employees, directors or consultants may be granted nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to purchase shares of MyDx’s common stock. Only employees are eligible to receive incentive stock options (“ISO”) to purchase common stock. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. The options generally expire ten years from the date of grant. ISOs granted to a participant who, at the time the ISO is granted, has more than 10% of the voting power between all classes of stock, will expire five years from the date of grant. Options vest at various rates ranging from immediately to three years. As of September 30, 2017, options to purchase 1,573,755 shares were available under the 2015 Plan for issuance.

 A summary of the Company’s stock option plan for the nine months ended September 30, 2017 was as follows:

	Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2016	1,490,000	$0.48
Granted	-	$-
Exercised	-	$-
Forfeited or cancelled	-	$-
Outstanding as of September 30, 2017	1,490,000	$0.27
Options exercisable as of September 30, 2017	1,408,333	$0.25

The aggregate intrinsic value of options exercised was $0 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

Information regarding options outstanding and exercisable as of September 30, 2017, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$0.08	900,000	3.86	$0.08	900,000	$0.08
$0.55	515,000	3.41	$0.55	433,333	$0.55
$0.57	75,000	3.99	$0.57	75,000	$0.57
	1,490,000	3.8	$0.27	1,377,916	$0.27

Total unrecognized compensation expense from employee stock options as of September 30, 2017 was $2,927 and will be recognized over a weighted average recognition period of 0.70 years.

Total stock-based compensation expense, both employee and non-employee, recognized by the Company for the nine months ended September 30, 2017 and 2016 was $9,257 and $377,669 respectively. Stock-based compensation expense related to stock options granted to non-employees for the nine months ended September 30, 2017 and 2016 was $4,867 and $37,607 respectively. No tax benefits were recognized in the nine months ended September 30, 2017 and 2016.

11.	Commitments and Contingencies

Distribution and License Agreement and Joint Development Agreements

The Company entered into a Distribution and License Agreement with a third-party for the purpose of developing a sensor array to be used in the Company’s product. The Distribution and License Agreement has an initial term of ten years, but can be terminated earlier if the project does not meet the specifications of the Company. The Company will obtain exclusive rights to sell and distribute once a successful sensor prototype is developed. In exchange for a functional prototype, the Company will pay the third-party a 7% royalty on net sales. During the nine months ended September 30, 2017 and 2016, the Company did not incur any development costs related to the Distribution and License Agreement.

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

Acquisition Agreement

On February 10, 2017, the Company entered into a binding term sheet to acquire certain trademarks, software, data and customer lists from Bud Genius, Inc. In good faith, the parties agreed to complete all due diligence and execute transaction documents within 45 days of the date hereof. As of November 8, 2017, the transaction documents have not yet been executed.

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

The Company and Phylos Bioscience, Inc. (“Phylos”) entered into a License, Co-Marketing, and Data Sharing Agreement on November 3, 2017 (the “Phylos Agreement”). Pursuant to the Phylos Agreement, the Company and Phylos each granted a non-exclusive license to the other party to access their data and use their trademarks and logo on marketing materials. Neither party paid cash or issued shares in connection with the Phylos Agreement. The license was the consideration given by each party. The term of the agreement is five (5) years.

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

The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of MyDx. MyDx’s financial statements for the three and nine months ended September 30, 2017 and the audited results of operations of MyDx for the period ended December 31, 2016.

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

MyDx, and its wholly owned subsidiary, CDx, has successfully executed on a four-year business plan. The Company has received cash investment of approximately $9 million to date. In 2013, CDx was established with $210,000 in seed funding and resource support from an entity affiliated with Mr. Yazbeck to secure strategic development partners and establish a market, product and initial IP portfolio. In 2014, CDx developed, protected, manufactured and marketed the beta version of its first product, the MyDx Analyzer, through a crowdfunding campaign that launched in January 2014 as well as a financing round where $600,000 of shares of CDx, Inc. Series A Preferred Stock was sold through April 2014 and $2 million in convertible notes were issued through September 2014. The Beta product was released in the first quarter of 2015, at which point $4,800,000 of shares of Series B Preferred Stock in CDx, Inc. was sold followed by the completion of the Merger with MyDx, Inc., whose shares of common started to trade on the OTCQB marketplace. The official product was released in the third quarter of 2015 and the Company received an additional $250,000 loan from the same entity affiliated with Mr. Yazbeck to help finance its operations in the fourth quarter. In 2016, we believe the Company continued to penetrate its market and increased brand recognition. Since the MyDx Analyzer’s launch in 2015 it has generated close to $1.2M in revenues. In addition, in 2016, the Company launched additional products that tests for pesticides in food and chemicals in water and financed the company’s operations primarily through the issuance of convertible debt, the majority of which had been satisfied as of March 31, 2017.

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

On April 25, 2017, the Company and its previous auditor, BPM LLP (“BPM”), entered into a Settlement Agreement pursuant to which the Company agreed to pay BPM $80,000 by May 31, 2018. The Company and BPM agreed that, following the Company’s receipt of each new debt or equity investment (including investments paid in tranches over time) by a party who was not, as of April 25, an officer, director, shareholder, or creditor of the Company, the Company shall pay fifteen percent (15%) of the net proceeds to BPM on the first day of the month following receipt of the investment until the $80,000 has been paid. The company recorded a gain on settlement of debt of $70,781. During the nine months ended September 30, 2017 the company repaid $0.

On May 16, 2017, the Company terminated its Marketing and Advertising Advisory Services Agreement with Growth Point Advisors, Ltd. (“Growth Point”) entered into in April 2016. Growth Point had been expected to provide a comprehensive marketing, advertising and branding campaign for the Greater China Region on behalf of the Company’s MyDx AquaDx sensor.

Results of Operations

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $392,409 and $2,524,873, respectively, for the three and nine months ended September 30, 2017 and $2,866,810 and $4,347,986, respectively, for the three and nine month periods ended September 30, 2016, respectively, and had an accumulated deficit of $28,924,326 as of September 30, 2017.

Comparison of Three Months Ended September 30, 2017 and 2016

Revenue

For the three months ended September 30, 2017 and 2016, the Company had licensing revenue of $4,315 and $0, respectively. For the three months ended September 30, 2017 and 2016, the Company had product revenue of $104,650 and $134,240, respectively. The decrease in revenue for the three months ended September 30, 2017 compared to 2016 correlated to a large order from its newly signed distribution partner in 2016 as well as an exceptionally large volume of global media coverage for that quarter compared to the same quarter in 2017.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the three months ended September 30, 2017 and 2016 were 68% and 40.8%, respectively. The gross margin was positively affected by a decrease in accrued royalties, as well as the increase in the amount of Grower’s Packages sold as well as more direct to consumer sales compared to sales via distributors.

Operating Expenses

For the three months ended September 30, 2017, the Company incurred operating expenses in the amount of $283,951 compared to $1,976,382 for the three months ended September 30, 2016. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses. The decrease mainly resulted from the decrease of general and administrative expenses, research and development costs and marketing activities.

Research and Development Expenses

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the three months ended September 30, 2017, the Company expended $39,595 for various research and development projects for hardware, database, software and sensor development as compared to $111,315 for the three months ended September 30, 2016. The decrease of $71,720, or 64%, resulted primarily from the Company taking a more economical and streamlined outsourcing approach to developing new products (such as the Eco Smart PenTM) as well as improving existing products, including CannaDxTM, AquaDxTM and OrganaDxTM.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of consulting fees for third-party services and general marketing expenses. For the three months ended September 30, 2017, the Company expended $68,420 as compared to $1,588,884 for the three months ended September 30, 2016. The decrease of $1,520,464, or 96%, resulted primarily from the Company expanding brand awareness surrounding its new product lines using more economical PR and social media marketing channels targeting Canada as compared to the costlier product expansion collaboration models entered into in 2016.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses.

For the three months ended September 30, 2017, the Company expended $175,936 as compared to $276,183 for the three months ended September 30, 2016. The decrease of $10,246, or 31%, resulted primarily from decreases in accounting fees, investor relation fees, legal fees, and miscellaneous general administrative expenses.

Other income (expense)

Other expenses decrease by $760,753, resulted primarily from the decrease of interest expense related to the convertible notes payable, an increase in a loss on fair value of derivative liability, and a loss on settlement of debt. These were offset by an increase in derivative expense.

Comparison of Nine Months Ended September 30, 2017 and 2016

Revenue

For the nine months ended September 30, 2017 and 2016, the Company had licensing revenue of $4,315 and $68,000, respectively. For the nine months ended September 30, 2017 and 2016, the Company had product revenue of $315,851 and $506,880, respectively. The decrease in revenue for the nine months ended September 30, 2017 compared to 2016 correlated to a large order from its newly signed distribution partner in the nine months ended September 30, 2016 as well as an exceptionally large volume of global media coverage for those nine months compared to the same nine months in 2017.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the nine months ended September 30, 2017 and 2016 were 70% and 50.4%, respectively. The gross margin was positively affected by a decrease in accrued royalties.

Operating Expenses

For the nine months ended September 30, 2017, the Company incurred operating expenses in the amount of $1,869,965 compared to $3,561,343 for the nine months ended September 30, 2016. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses. The decrease mainly resulted from the decrease in sales and marketing activities, general and administrative expenses and research and development costs.

Research and Development Expenses

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the nine months ended September 30, 2017, the Company expended $87,602 for various research and development projects for hardware, database, software and sensor development as compared to $352,407 for the nine months ended September 30, 2016. The decrease of $264,805, or 75%, resulted primarily from the Company taking a more economical and streamlined outsourcing approach to developing new products (such as the Eco Smart PenTM) as well as improving existing products, including CannaDxTM, AquaDxTM and OrganaDxTM.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of consulting fees for third-party services and general marketing expenses. For the nine months ended September 30, 2017, the Company expended $741,813 as compared to $1,792,496 for the nine months ended September 30, 2016. The decrease of $1,050,683, or 59%, resulted primarily from the Company expanding brand awareness surrounding its new product lines using more economical PR and social media marketing channels targeting Canada as compared to the costlier product expansion collaboration models entered into in 2016.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses.

For the nine months ended September 30, 2017, the Company expended $1,040,550 as compared to $1,416,440 for the nine months ended September 30, 2016. The decrease of $375,890, or 27%, resulted primarily from decreases in accounting fees, investor relation fees, legal fees, and miscellaneous general administrative expenses. These decreases were offset by an increase in consulting fees.

Other income (expense)

Other (expense) decrease by $193,452, resulted primarily from the decrease in interest expense related to the convertible notes payable, decrease in gain on fair value of derivative liability and derivative expense These were offset by an increase from the gain on settlement of debt, and a gain on forfeiture of technology transfer deposit.

Liquidity and Capital Resources

Since its inception, capital raised by the Company has been used primarily for the Company’s research and development efforts and to support its operations. As of September 30, 2017, the Company had remaining cash of $162,451 with a net working capital deficit of $1,856,616. As a result of the Company’s significant operating expenditures and the lack of significant product sales revenue, we expect to incur losses from operations for the near future and will be required to seek additional capital to sustain our operations.

It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generate sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $162,451 will not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Working Capital

	September 30, 2017	December 31, 2016
Current assets	$402,402	$301,252
Current liabilities	2,259,018	3,648,520
Working Capital Deficit	$(1,856,616)	$(3,347,268)

Current assets for September 30, 2017 increased compared to December 31, 2016 primarily due to an increase in cash due to the sale of our products and the proceeds from the issuance of common stock.

Current liabilities for September 30, 2017 decreased compared to December 31, 2016 primarily due to a decrease in accounts payable, customer deposits, and derivative liability.

Cash Flows

	Nine Months Ended September 30,
	2017	2016
Net Cash (Used in) Operating Activities	$(339,291)	$(698,547)

Net Cash Provided by Financing Activities	463,539	738,619
	$124,248	$40,072

Net Cash Provided by (Used in) Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees, computer and internet expenses and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, common stock issued in exchange for services, accretion of debt discount and debt issuance costs on convertible notes and the change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes, and a gain of settlement of liabilities during the nine months ended September 30, 2017, as well as the effect of changes in working capital and other activities.

In addition, the net decrease in cash from changes in working capital activities from the nine months ended September 30, 2016 to the nine months ended June 30, 2017 primarily consisted of a decrease in inventory, a decrease in prepaid expenses and other current assets, an increase in accounts payable and accrued expenses, and an increase in customer deposits.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2017, financing activities provided cash of $463,539 which resulted from an increase of $245,500 in net proceeds from the issuance of common stock, net of issuance costs of $165,000 in proceeds from note payable–related party. For the nine months ended September 30, 2016, financing activities provided $738,619 which resulted from an increase of $490,122 in proceeds from the issuance of convertible notes payable, net of issuance costs and $271,370 in proceeds from issuance of asset based loans, net of issuance costs.

Going Concern

At September 30, 2017, we had an accumulated deficit of $28,924,326 and incurred a net loss of $2,524,873 for the nine months ended September 30, 2017. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not applicable to smaller reporting companies.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of September 30, 2017, due to the fact that management has not fully remediated the material weakness described in our Current Report on Form 10-K filed with the Securities and Exchange Commission on April 20, 2017, as amended on April 26, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2017, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

On June 16, 2017, the Company issued 500,000 shares to a vendor that were valued at $3,950 for the settlement of an outstanding accounts payable balance of $4,870. The company recorded a gain on settlement of debt of $920.

On February 17, 2017, the Company issued 67,000,000 shares of the Company’s common stock to Libre Design, LLC in exchange for services at a fair value of $73,700.

On March 22, 2017, the Company issued 2,000,000 shares of the Company’s common stock to a vendor in exchange for services at a fair value of $2,600.

On June 15, 2017, the Company issued 75,000,000 shares of the Company’s common stock to a vendor in exchange for services at a fair value of $397,500.

On March 16, 2017, the Company entered into a securities purchase agreement (“SPA”) with TLG, Inc, and TRD, Inc. (“Investors”) pursuant to which the Company agreed to sell 25,000,000 restricted shares of the Company’s common stock, in an above market transaction at a purchase price of $0.004 per share for a total of $100,000. On May 1, 2017, the Company entered into an amendment to the TLG, Inc SPA. The modification allowed TLG, Inc to purchase an additional 25,000,000 of restricted shares of the Company’s common stock at a purchase price of $0.006 per share for a total of $150,000. TLG exercised all of these options on May 2, 2017.

From March 16, 2017 through November 8, 2017, the Company has issued, in reliance upon Section 4(a)(2) of the Securities Act, 14,699,616 shares of common stock at a weighted average price per share of $0.0025 pursuant to conversion notices of convertible promissory notes outstanding totaling approximately $36,749. The shares were issued to a total of one lender. The issuance of such convertible promissory notes was previously disclosed in the Company’s periodic reports filed with the Securities and Exchange Commission. As of November 8, 2017, the remaining principle balance owed by the Company pursuant to a convertible promissory note is $0.

The shares identified in this Part II, Item 2 were not registered under the Securities Act. The shares qualified for exemption under Section 4(a)(2) of the Securities Act since the issuance of the shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

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

MyDx, Inc.

Date: November 14, 2017	By:	/s/ Daniel R. Yazbeck
	Name:	Daniel R. Yazbeck
	Title:	Chief Executive Officer and Chief Financial Officer

