Form 10-K
period 2017-12-31
MyDx, Inc.
filed 2018-04-17
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (1,606,562,099) of the registrant at June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $8,514,779, based upon the closing price ($0.0053) of the registrant’s common stock on that date as reported on the OTC Pink marketplace of the OTC Markets.

Number of shares of common stock outstanding as of April 16, 2018 was 1,894,397,541.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our ability to deploy our solutions and develop new products;
●	any contractual arrangements and relationships with third parties;
●	any possible financings;
●	the adequacy of our cash reserves and working capital
●	our ability to grow revenue, and in amounts greater than our operating and capital expenditures;
●	our ability to evaluate our current and future prospects;
●	access by us and our customers to financing;
●	our ability to keep pace with changes in technology;
●	our ability to protect our intellectual property;
●	competition and competitive factors;
●	the amount of capital expenditures required to grow our business;
●	our ability to comply with government regulation affecting our business;
●	the impact of worldwide economic conditions; and
●	the other factors discussed under the heading “Risk Factors” under Item 1a. of this Annual Report.

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

PART I

ITEM 1. BUSINESS

Organization

MyDx, Inc. (the “Company”, “we”, “us” or “our”) (formally known as Brista Corp.) was incorporated under the laws of the State of Nevada on December 20, 2012 (date of inception). The Company’s wholly owned subsidiary, CDx, Inc., was incorporated under the laws of the State of Delaware on September 16, 2013.

On April 9, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CDx Merger Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”), and CDx, Inc. (“CDx”), a Delaware corporation. Pursuant to the Merger Agreement, Merger Sub was to merge with and into CDx with CDx surviving the merger as the Company’s wholly owned subsidiary (the “Merger”). The Merger is treated as a reverse acquisition of the Company, a public shell company, for financial accounting and reporting purposes. As such, CDx is treated as the acquirer for accounting and financial reporting purposes while the Company is treated as the acquired entity for accounting and financial reporting purposes. On April 24, 2015, in anticipation of closing the Merger, the Company changed its name to MyDx, Inc. On April 30, 2015, the Merger was consummated. The Merger was structured such that As a result of the Merger, each outstanding share of CDx common stock (other than shares owned by any stockholder of CDx who is entitled to and properly exercises dissenters’ rights under Delaware law) were converted into the right to receive one share of the Company’s common stock as set forth in the Merger Agreement. The Company received approximately 94% of CDx shares outstanding. None of the CDx shareholders who held shares representing the other 6% of CDx shares outstanding properly exercised dissenters’ rights under Delaware law. As a result, pursuant to the Merger Agreement, these 6% shares, although never exchanged, ceased to exist in 2015. The Company has 100% ownership of CDx and there is no indication of non-controlling interest that needs to be considered.

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

The Company has received cash investment of approximately $8 million to date. The MyDx Analyzer was released in the third quarter of 2015 and the Company received an additional $250,000 loan from an entity affiliated with Mr. Yazbeck to help finance its operations in the fourth quarter. In 2016, we believe the Company continued to penetrate the market and increased brand recognition. In addition, in 2016, the Company launched additional products that tests for pesticides in food and chemicals in water and financed the company’s operations primarily through the issuance of convertible debt. In 2017, MyDx continued to expand the CannaDx community and capitalize on its consumer-generated database, which the Company believes is one of the largest pre-clinical data repositories of its kind in the world, which contains nearly 10 million data points correlating consumer feedback to cannabis chemical profiles. In addition, in order to position itself for long-term sustainable growth and profitability, MyDx diversified its revenue streams through the ECOSmartPenTM and MyDx360, improved CannaDx gross margins, initiated Formal Clinical Trials on select formulas to ascertain their efficacy in relieving various ailments, such as acute lower back pain, and strengthened its balance sheet by eliminating its toxic convertible debt.

Business Segments (Cannabis Industry Focus)

The company is currently focused on 4 key business segments to service the cannabis industry.

1.	Consumer Products

Smart Devices & Consumables

1)	CannaDxTM

●	The cannabis industry’s first hand-held cannabis sensor and analyzer with disposable single use inserts.
●	Comes with a mobile app that acts as a ‘virtual budtender’.
●	Analyzes cannabis sample and provides a Total Canna ProfileTM (TCP), a more complete chemical profile to include THC and the most prevalent cannabinoids and terpenes found in cannabis plants.
●	Cannabinoids such as THC and CBD have been reported to bind the CB1 and CB2 receptors found throughout the human body and have been reported to provide relief to an array of symptoms, including pain, nausea, and inflammation to name a few. Terpenes, which have been reported to compound the effects of cannabinoids on the body via an “Entourage Effect”, are also important in determining the overall physiological effects various cannabis chemical profiles.
●	Enables users to log their ailments and side effects and tie those back to the exact chemical profile
●	Provides strain recommendations based on desired “relief” input based on crowdsourced community feedback.

2)	Eco Smart PenTM and Other Delivery Devices

●	MyDx has developed additional smart hardware that gather user data, such as the Eco Smart Pen. MyDx plans to release the Eco Smart Pen in the third quarter of 2018.
●	Integrated with Bluetooth as well as other technologies that will allow for mobile-app control, dose restrictions, safety controls, and usage statistics.
●	We plan to OEM these product to third-party customers

3)	MyDx Tablet Edition

●	MyDx plans to develop he first touchscreen kitchen tablet in the market with integrated MyDx sensor reading capability

●	Sensor lineup to include OrganaDx, AquaDx, and AeroDx.

●	Company plans to offer CannaDx data portal management ability in MyDx 2.

MyDx plans to evaluate 510K approval in the US and/or Clinical Device Designation in Canada to leverage its consumer products and the ability of insurance companies to support sales of its smart devices and generate HIPPA compliant crowdsourced data.

2.	Data Analytics

Pre-Clinical Chemical Analysis and Patient Feedback Ecosystem

MyDx has four classes of data and algorithms:

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

MyDx is leveraging this data, which combined is referred to as the Total Canna ProfileTM (TCP), combined with our proprietary algorithms, to develop key insights into user behavior based on unique chemical profiles. Our goal is to track how a specific sample is expected to help relieve certain ailments and to validate the results.

3.	Biopharmaceutical

Identifying ‘green Active Pharmaceutical IngredientsTM (gAPITM) and corresponding formulations

1)	Sale and License of Product Formulations

●	MyDx plans to work with third party customers under the MyDx360 platform to license crowdsourced formulated chemical profiles that are expected to address a specific “relief” desired using its own proprietary formulas derived from our extensive dataset and algorithms.

2)	Sale of green Active Pharmaceutical Ingredients (gAPITM)

●	This division will also look to provide an organic source of extracted green Active Pharmaceutical Ingredients (gAPITM), such as a predefined terpene formulation, for consumer and industrial use.

●	Given that certain classes of gAPI’s such hemp derived CBD and terpenes might offer “relief” without the “high” THC provides, MyDx intends to partner with leaders in the industry to offer branded products without THC, akin to a “virgin” cocktail, if it finds that these formulations offer the benefits desired and the legal framework to sell them is viable.

4.	SaaS (Software as a Service)

Software services for prescribers, patient groups, cultivators, and regulators

1)	MyDx App

●	Available in iOS and Android and controls the MyDx Analyzer
●	Tracks patient tested samples and physiological feedback
●	Prints a Certificate of Analysis, which includes patient feedback
●	Offers patients groups and their doctors with OEM software to track what the community is experiencing
●	Centrally hosted in our secure cloud based server
●	Will offer in App purchases for additional software subscription features

2)	MYDX360

●	MyDx360 is a Software As A Service (SAAS)-based community engagement platform designed to help entrepreneurs develop, launch and track the effects of new formulated products on consumers to help penetrate their target markets more effectively.
●	As part of the service, companies will choose from among MyDx’s many chemical formulations that best align with the physiological response its target demographic is seeking. From there, MyDx will outsource the delivery of those formulations through licensed concentrate manufacturing facilities and provide customer-engagement support via its SAAS platform and MyDx smart devices such as the EcoSmartPen to acquire and analyze user feedback.
●	Collectively, this suite of services will be called MyDx360.

2)	Software to Support Laboratory Marketing, Customer Service and Data Aggregation

●	MyDx will offer what we believe will be the premier lead generator and outsourced services provider for cannabis testing labs
●	Through certain assets MyDx expects to develop or acquire, as well as leads generated from our handheld analysis and smart devices, we believe MyDx will be positioned to become a world leader in cannabis laboratory marketing and services and as the largest “data holder” of tested cannabis and the associated chemical profiles tied to the ailment therapy.

Recent Highlights

The following are some of our 2017 achievements:

●	CannaDxTM was featured on HBO’s Daily Vice News (February 2017)
●	MyDx Introduced the EcoSmartPen™ (April 2017)
●	Introduced MyDx 360 Service (May 2017)
●	MyDx Released MyDx 2.0 (May 2017)
●	MyDx Filed Patents and Started Accepting Preorders For The ECOSmartPen™ (November 2017)
●	MyDx Appointed Dr. Jessica Peatross, a Board Certified Internal Medicine Doctor to Lead MyDx Clinical Research Initiatives and Support MyDx360 Formulations Services as MyDx’s new Chief Medical Officer (January 2018)

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

Research and Development

The Company incurred research and development expenses of approximately $170,000 and $686,000 during the years ended December 31, 2017 and 2016 related to the development of the MyDx Analyzer and the sensors.

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

Intellectual Property

MyDx owns the exclusive right to the following patents for our cannabis market field of use:

Patent #	Serial #	Title	Issue date
7,359,802	10/618,546	Methods for Remote Characterizations of an Odor	4/15/2008
7,189,353	11/054,055	Use of Spatiotemporal Response Behavior in Sensor Arrays to Detect Analytes in Fluids	3/13/2007
7,144,553	10/651,917	Use of An Array of Polymeric Sensors of Varying Thickness for Detecting Analytes in Fluids	12/5/2006
6,759,010	09/910,243	Use of An Array of Polymeric Sensors of Varying Thickness for Detecting Analytes in Fluids	7/6/2004
6,610,367	09/910,242	Use of An Array of Polymeric Sensors of Varying Thickness for Detecting Analytes in Fluids	8/26/2003
6,170,318	09/183,724	Methods of Use for Sensor Based Fluid Detection Devices	1/9/2001
6,093,308	09/258,713	Sensors for Detecting Analytes in Fluids	7/25/2000
6,013,229	09/095,376	Sensor Arrays for Detecting Analytes in Fluids	1/11/2000
6,010,616	08/986,500	Sensor Arrays for Detecting Analytes in Fluids	1/4/2000
5,959,191	09/006,279	Sensor Arrays for Detecting Analytes in Fluids	9/28/1999
5,951,846	09/006,142	Sensor Arrays for Detecting Analytes in Fluids	9/14/1999
5,911,872	08/949,730	Sensors for Detecting Analytes in Fluids	6/15/1999
5,891,398	09/154,604	Sensor Arrays for Detecting Analytes in Fluids	4/6/1999
5,788,833	08/696,128	Sensors for Detecting Analytes in Fluids	8/4/1998
5,698,089	08/689,227	Sensor Arrays for Detecting Analytes in Fluids	12/16/1997
5,571,401	08/410,809	Sensor Arrays for Detecting Analytes in Fluids	11/5/1996

Patent #	Serial #	Title	Issue date
DE 0820585	696 05 906.1-08	Sensor Arrays for Detecting Analytes in Fluids	12/29/1999
3,963,474	08-529590/96	Sensor Arrays for Detecting Analytes in Fluids	6/1/2007
1,151,272	99960357.4	Simultaneous Determination of Equilibrium and Kinetic Properties	9/30/2009
918986	97938223.1	Sensor Arrays for Detecting Analytes in Fluids	10/17/2007
820585	96910563.4	Sensor Arrays for Detecting Analytes in Fluids	12/29/1999
8,394,330	09/409,644	Conductive Organic Sensors, Arrays and Methods of Use	3/12/2013
7,966,132	12/082,972	Methods for Remote Characterizations of an Odor	6/21/2011
7,955,561	11/108,538	Colloidal Particles Used in Sensing Arrays	6/7/2011
7,595,023	11/490,732	Spatiotemporal and Geometric Optimization of Sensor Arrays for Detecting Analytes in Fluids	9/29/2009
7,175,885	09/770,089	Compositionally Different Polymer-Based Sensor Elements and Method for Preparing Same	2/13/2007
7,122,152	09/842,204	Spatiotemporal and Geometric Optimization of Sensor Arrays for Detecting Analytes in Fluids	10/17/2006
6,962,675	10/214,794	Use of Spatiotemporal Response Behavior in Sensor Arrays to Detect Analytes in Fluids	11/8/2005
6,773,926	09/963,788	Nanoparticle-Based Sensors for Detecting Analytes in Fluids	8/10/2004
6,631,333	09/596,758	Methods for Remote Characterizations of an Odor	10/7/2003
6,571,603	09/318,900	Method of Resolving Analytes In a Fluid	6/3/2003
6,455,319	09/568,784	Use of Spatiotemporal Response Behavior in Sensor Arrays to Detect Analytes in Fluids	9/24/2002
6,387,329	09/442,074	Use of An Array of Polymeric Sensors of Varying Thickness for Detecting Analytes in Fluids	5/14/2002
6,350,369	09/291,932	Method and System for Determining Analyte Activity	2/26/2002
6,290,911	09/106,791	Compositionally Different Polymer-Based Sensor Elements and Method for Preparing Same	9/18/2001
2,264,839	2264839	Sensors Arrays for Detecting Analytes in Fluids	5/9/2006
993,605	98931709.4	Compositionally Different Polymer-Based Sensor Elements and Method for Preparing Same	4/19/2000
334,530	334530	Sensor Arrays for Detecting Analytes in Fluids	7/6/2000
206,322	992497	Sensor Arrays for Detecting Analytes in Fluids	1/30/2002
193,532	977351	Sensor Arrays for Detecting Analytes in Fluids	9/27/1999
n/a	99930562.6	Polymer/Plasticizer Based Sensor	n/a
n/a	99931777.9	Colloidal Particles Used In Sensing Arrays	n/a
n/a	n/a	A Portable Electronic Nose	n/a
7,359,802	10/618,546	Methods for Remote Characterizations of an Odor	4/15/2008
7,189,353	11/054,055	Use of Spatiotemporal Response Behavior in Sensor Arrays to Detect Analytes in Fluids	3/13/2007
7,144,553	10/651,917	Use of An Array of Polymeric Sensors of Varying Thickness for Detecting Analytes in Fluids	12/5/2006
6,759,010	09/910,243	Use of An Array of Polymeric Sensors of Varying Thickness for Detecting Analytes in Fluids	7/6/2004
6,610,367	09/910,242	Use of An Array of Polymeric Sensors of Varying Thickness for Detecting Analytes in Fluids	8/26/2003
6,170,318	09/183,724	Methods of Use for Sensor Based Fluid Detection Devices	1/9/2001
6,093,308	09/258,713	Sensors for Detecting Analytes in Fluids	7/25/2000
6,013,229	09/095,376	Sensor Arrays for Detecting Analytes in Fluids	1/11/2000
6,010,616	08/986,500	Sensor Arrays for Detecting Analytes in Fluids	1/4/2000
5,959,191	09/006,279	Sensor Arrays for Detecting Analytes in Fluids	9/28/1999
5,951,846	09/006,142	Sensor Arrays for Detecting Analytes in Fluids	9/14/1999
5,911,872	08/949,730	Sensors for Detecting Analytes in Fluids	6/15/1999
5,891,398	09/154,604	Sensor Arrays for Detecting Analytes in Fluids	4/6/1999
5,788,833	08/696,128	Sensors for Detecting Analytes in Fluids	8/4/1998
5,698,089	08/689,227	Sensor Arrays for Detecting Analytes in Fluids	12/16/1997
5,571,401	08/410,809	Sensor Arrays for Detecting Analytes in Fluids	11/5/1996
7,966,132	12/082,972	Methods for Remote Characterizations of an Odor	6/21/2011
6,571,603	09/318,900	Method of Resolving Analytes In a Fluid	6/3/2003
6,350,369	09/291,932	Method and System for Determining Analyte Activity	2/26/2002

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

Subsidiary

We have one wholly -owned subsidiary, CDx, Inc., a Delaware Corporation which was incorporated on September 16, 2013.

Employees

As of April 11, 2018, we had 1 full-time officer, 1 part-time officer, 1 full-time employee and 5 independent contractors and consultants. For the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. Even if we receive sufficient funding to hire additional employees, we may rely principally on independent contractors for substantially all of our technical and manufacturing needs.

We have one written employment agreement with Mr. Yazbeck. Currently, we are actively seeking additional employees or engaging any consultants through a formal written agreement or contract. Services are provided on an as-needed basis. This may change in the event that we are able to secure financing through equity or loans to the Company.

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

We incurred a net loss of approximately $5,234,000 for the year ended December 31, 2017 and a cumulative net loss of approximately $31,633,000, from September 16, 2013 (date of inception) to December 31, 2017.

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

Negative Operating Cash Flow

We reported negative cash flow from operations for the year ended December 31, 2017. It is anticipated that we will continue to report negative operating cash flow in future periods until we are able to increase our product sales volumes.

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

Our cash balance as of December 31, 2017 was approximately $119,000. We do not have adequate funds to fully develop our business, and we need other capital investment to fully implement our business plans. Our current estimate of additional funds required for the next year is $2,000,000. We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

While in 2017 we satisfied over $800,000 in convertible debt used to finance the Company’s critical obligations in 2016 and 2017, this same convertible debt used to finance our operations has resulted in heavy dilution and a sharp decline in share price.  The Company expects to continue to experience dilution in the near future.

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

On December 23, 2016, the Company designated 300,000 shares of Preferred Stock as Series B Preferred Stock (“Series B Preferred”). The Series B Preferred is convertible into shares of Common Stock at a conversion price of $0.0001. Holders of the Series B Preferred are entitled to receive dividends annually equal to $0.10 for each share of Series B Preferred held. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series B Preferred then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of Common Stock. Until such time as there are fewer than 20,000 shares of Series B Preferred outstanding, the Company needs to obtain the majority votes of the holders of Series B Preferred with regard to certain actions. Holders of Series B Preferred shares are entitled to one vote for each share held, are entitled to elect up to two members to the Board, and, absent such election, are provided certain voting and veto rights with regard to any vote by the Board. On January 6, the 300,000 shares of the Series B Preferred were issued to Mr. Yazbeck. On June 30, 2017, Mr. Yazbeck sold 100,000 shares of Series B Preferred for net proceeds of $45,000. Mr. Yazbeck then lent the $45,000 to the Company.

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

Our Aero, Aqua and Organa Sensors will not be commercialized until 2019. Therefore, the CannaDx sensor will account for a substantial portion of our revenues for the foreseeable future. As a result, our future operating results are dependent upon market acceptance of those products, neither of which has been commercially launched as of the date hereof. Factors adversely affecting the pricing of, demand for, or market acceptance of the sensors, such as regulatory complications, competition, or technological change, could have a material adverse effect on our business, operating results, and financial condition.

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

Trading in the Common Stock is conducted on the OTC Pink marketplace owned by OTC Markets Group Inc., as we currently do not meet the initial listing criteria for any registered securities exchange.  The OTC Pink is a less recognized marketplace than the registered securities exchanges and is often characterized by low trading volume and significant price fluctuations.  These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders could find it difficult to dispose of, or obtain accurate quotations of the price of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited.  If a public market for our Common Stock does develop, these factors could result in lower prices and larger spreads in the bid and ask prices for our shares of Common Stock.

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

A significant numbers of shares of our Common Stock held by our officer and director and our employees may become tradable in the near future based on meeting the restrictions pursuant to Rule 144. Such future transactions may have an adverse effect on the market price of our Common Stock.

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

Our Common Stock is quoted on the OTC Pink, which may be detrimental to investors.

Our Common Stock is currently quoted on the OTC Pink. Stocks quoted on the OTC Pink generally have limited trading volume and exhibit a wide spread between the bid/ask quotation. Accordingly, you may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

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

There are limitations in connection with the availability of quotes and order information on the OTC Pink.

Trades and quotations on the OTC Pink involve a manual process and the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available.  The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price.  Execution of trades, execution reporting and the delivery of legal trade confirmation may be delayed significantly.  Consequently, one may not be able to sell shares of our Common Stock at the optimum trading prices.

There are delays in order communication on the OTC Pink.

Electronic processing of orders is not available for securities traded on the OTC Pink and high order volume and communication risks may prevent or delay the execution of one’s OTC Pink trading orders.  This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our Common Stock.  Heavy market volume may lead to a delay in the processing of OTC Pink security orders for shares of our Common Stock, due to the manual nature of the market.  Consequently, one may not able to sell shares of our Common Stock at the optimum trading prices.

There is a risk of market fraud on the OTC Pink.

OTC Pink securities are frequent targets of fraud or market manipulation.  Not only because of their generally low price, but also because the OTC Pink reporting requirements for these securities are less stringent than for securities on a national securities exchange, and no exchange requirements are imposed.  Dealers may dominate the market and set prices that are not based on competitive forces.  Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our Common Stock.

There is a limitation in connection with the editing and canceling of orders on the OTC Pink.

Orders for OTC Pink securities may be canceled or edited like orders for other securities.  All requests to change or cancel an order must be submitted to, received and processed by the OTC Markets.  Due to the manual order processing involved in handling OTC Pink trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one’s order.  Consequently, one may not be able to sell its shares of our Common Stock at the optimum trading prices.

Increased dealer compensation could adversely affect our stock price.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our Common Stock on the OTC Pink if the stock must be sold immediately.  Further, purchasers of shares of our Common Stock may incur an immediate “paper” loss due to the price spread.  Moreover, dealers trading on the OTC Pink may not have a bid price for shares of our Common Stock on the OTC Pink.  Due to the foregoing, demand for shares of our Common Stock on the OTC Pink may be decreased or eliminated.

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

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of ownership interests of our present stockholders. We expect to need to issue a substantial number of shares of Common Stock or other securities convertible into or exercisable for Common Stock in connection with hiring or retaining employees, future acquisitions, raising additional capital in the future to fund our operations, and other business purposes. On December 25, 2016, Mr. Yazbeck, in his separate capacities as sole Board member and as the holder of a majority of the Company’s voting shares, voted to ratify the MyDx, Inc. 2017 Stock Incentive Plan (the “Plan”). There were 150,000,000 million shares available to be issued pursuant to the Plan. In the year ended December 31, 2017, 143,500,000 shares were issued under the Plan.

Mr. Yazbeck controls a majority of our voting stock, and he may make decisions that our stockholders do not consider to be in their best interests.

As of the date of this Report, Mr. Yazbeck, our sole officer and sole member of our Board, and affiliated entities beneficially controls, in the aggregate, approximately 52.01% of our outstanding voting stock. Mr. Yazbeck owns 2.06% of the shares of Common Stock outstanding, however, via his control of the “super-voting” shares of Series A Preferred Stock, Mr. Yazbeck controls a majority of our voting stock. Mr. Yazbeck also owns 200,000 shares of Series B Preferred Stock (67.4% of the Series B Preferred Stock outstanding) with each share having one vote per share. As a result, Mr. Yazbeck has the ability to exert substantial influence over the election of the Board and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and the Board’s decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our Company.

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

For the years ended December 31, 2017 and 2016, we and our auditors identified a material weakness in our internal control over financial reporting due to the Company not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge and experience in the application of accounting for warrants to purchase common and preferred stock issued in connection with convertible notes payable and convertible preferred stock and accounting for non-employee stock options. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. If the Company does not address the material weaknesses, we may not be able to manage our business as effectively as would be possible with an effective control system in place.

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

We incurred a net loss of approximately $5,234,000 for the year ended December 31, 2017 and a cumulative net loss of approximately $31,633,000 from September 16, 2013 (date of inception) to December 31, 2017.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company owns no properties. As of September 1, 2017, the Company subleases 1,000 square feet of office and space at 6335 Ferris Square, Suite B, San Diego, California. The sublease is a month-to-month arrangement and there is a net rent of $0 per month due to the Company’s sublessor leasing furniture from the Company for $1,000 per month (the same amount as the monthly rental cost to the Company).

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

Lawsuit Against Jerome Dewald and Skip Sanzeri

On July 14, 2017, the Company and its Chief Executive Officer, Daniel Yazbeck, filed a complaint in Superior Court of California against Jerome Dewald, Skip Sanzeri and twenty-five (25) persons or entities whose true identities are currently unknown to the Company (collectively, the “Defendants”). Mr. Sanzeri was the Chief Operating Officer of the Company in 2014 and 2015. The Defendants allegedly made false statements about the Company, its products, and Mr. Yazbeck on online investor platforms and at investor events. In addition, the Defendants allegedly, by sending a demand letter for $205,000, attempted to extort money from the Company. Based on these alleged actions, the causes of action in the lawsuit are: (i) trade libel; (ii) defamation; (iii) false light; (iv) intentional interference with prospective business relations; (v) negligent interference with prospective business relations; (vi) intentional interference with contract; (vii) unfair competition pursuant to a California statute; (viii) civil extortion; and (viii) breach of fiduciary duty. The Company is seeking general damages of $29 million, special damages, punitive damages, an injunction to prevent the Defendants from engaging in the unlawful and unfair business practices alleged in the complaint, and reasonable attorneys’ fees and court costs. On September 21, 2017, Dewald filed a Demurrer as to the Plaintiff’s complaint. On November 21, 2017, the Plaintiffs filed a First Amended Complaint in which none of the causes of action were changed, but more facts were alleged. On December 20, 2017, Dewald noticed a demurrer as to the First Amended Complaint. This demurrer was heard on February 2, 2018 and was overruled and CDx was victorious. Simultaneous to the demurrer, discovery had been propounded on Dewald as to acquire evidence to support the factual allegations of the First Amended Complaint. Regarding Defendant Sanzeri, a tentative settlement had been reached, but not signed, with Sanzeri. The parties have agreed to attempt to resolve this litigation through a mediation proceeding and have signed a stipulation re: mediation and related extensions on March 13, 2018 to that effect.

Lawsuit Against Bright Light Marketing, Inc.

On March 10, 2017, the Company and Bright Light Marketing, Inc. (“BLM”) entered into a Settlement Agreement (the “BLM Settlement”). Pursuant to the BLM Settlement, BLM was to pay the Company a total of $217,500 over the twelve (12) months following March 13, 2017. BLM’s first payment of $100,000 was due within thirty (30) business days of the signing of the BLM Settlement. BLM was then to pay the Company $10,000 per month on the first day of the next eleven (11) months and the final payment of $7,500 was due on March 1, 2018.

As of January 22, 2018, BLM had not made any payments to the Company pursuant to the BLM Settlement. On that date, the Company filed a complaint in Superior Court of California against BLM to enforce the BLM Settlement amount of $217,500 and to collect interest at the default rate of $47.67 per day. In addition, the Company is seeking court costs and attorney’s fees. BLM answered the complaint on March 12, 2018. The initial case management conference is in May.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

PRICE RANGE OF OUR COMMON STOCK AND DIVIDEND INFORMATION

Our Common Stock trades publicly on the OTC Pink under the symbol “MYDX”. The closing price of our common stock on the OTC Pink on April 16, 2018, was $0.0039 per share.

Our common stock commenced trading on April 16, 2015 under the symbol of MYDX. The following table sets forth the high and low bid prices per share of our common stock by the OTC Pink for the periods indicated as reported on the OTC Pink.

2018	Low	High
For the period of January 1, 2018 to April 18, 2018	$0.0029	$0.0105

2017	Low	High
For the period of October 1, 2017 to December 31, 2017	$0.0030	$0.0074
For the period of July 1, 2017 to September 30, 2017	$0.0035	$0.0062
For the period of April 1, 2017 to June 30, 2017	$0.0045	$0.0217
For the period of January 1, 2017 to March 30, 2017	$0.0010	$0.0226

2016	Low	High
For the period of October 1, 2016 to December 31, 2016	$0.0016	0.0850
For the period of July 1, 2016 to September 30, 2016	$0.0081	0.2000
For the period of April 1, 2016 to June 30, 2016	$0.1000	0.7360
For the period of January 1, 2016 to March 31, 2016	$0.3500	0.8500

The trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Shareholders of Record

As of April 16, 2018, an aggregate of 1,893,272,792 shares of our Common Stock were issued and outstanding and owned by approximately 132 shareholders of record. Due to shares of our Common Stock being held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

On December 23, 2016, the Company designated 300,000 shares of Preferred Stock as Series B Preferred Stock. The Series B Preferred is convertible into shares of Common Stock at a conversion price of $0.0001. Holders of the Series B Preferred are entitled to receive dividends annually equal to $0.10 for each share of Series B Preferred held. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series B Preferred then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of Common Stock. Until such time as there are fewer than 20,000 shares of Series B Preferred outstanding, the Company needs to obtain the majority votes of the holders of Series B Preferred with regard to certain actions. Holders of Series B Preferred shares are entitled to one vote for each share held, are entitled to elect up to two members to the Board, and, absent such election, are provided certain voting and veto rights with regard to any vote by the Board. On January 6, the 300,000 shares of the Series B Preferred were issued to Mr. Yazbeck. On June 30, 2017, Mr. Yazbeck sold 100,000 shares of Series B Preferred for net proceeds of $45,000. Mr. Yazbeck then lent the $45,000 to the Company.

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or on a Quarterly Report on Form 10-Q as follows:

On November 9, 2017, the Company issued 82,500,000 shares of common stock at a price per share of $0.0023 pursuant to conversion notices of convertible promissory notes outstanding totaling approximately $189,750.

On December 14, 2017, the Company issued 17,391,304 shares of common stock at a price per share of $0.0023 pursuant to conversion notices of convertible promissory notes outstanding totaling approximately $40,000.

On December 14, 2017, the Company issued 33,000,000 shares of common stock pursuant to a conversion of 3,300 shares of Series B Preferred stock at a conversion price of $0.0001.

The shares identified in this Part II, Item 5 were not registered under the Securities Act. The shares qualified for exemption under Section 4(a)(2) of the Securities Act since the issuance of the shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

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

The Management Discussion and Analysis of Financial Condition and Results of Operations below is based upon only the financial performance of MyDx. MyDx’s financial statements for the year ended December 31, 2017 and the audited results of operations of MyDx for the Period ended December 31, 2016.

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

MyDx, and its majority owned subsidiary, CDx, has successfully executed on a four-year business plan. The Company has received cash investments of approximately $8 million to date. In 2013, CDx was established with $210,000 in seed funding and resource support from an entity affiliated with Mr. Yazbeck to secure strategic development partners and establish a market, product and initial IP portfolio. In 2014, CDx developed, protected, manufactured and marketed the beta version of its first product, the MyDx Analyzer, through a crowdfunding campaign that launched in January 2014 as well as a financing round where $600,000 of shares of CDx, Inc. Series A Preferred Stock was sold through April 2014 and $2 million in convertible notes were issued through September 2014. The Beta product was released in the first quarter of 2015, at which point $4,800,000 of shares of Series B Preferred Stock in CDx, Inc. was sold followed by the completion of the Merger with MyDx, Inc., whose shares of common started to trade on the OTCQB marketplace. The official product was released in the third quarter of 2015 and the Company received an additional $250,000 loan from the same entity affiliated with Mr. Yazbeck to help finance its operations in the fourth quarter. In 2016, we believe the Company continued to penetrate its market and increased brand recognition. Since the MyDx Analyzer’s launch in 2015 it has generated close to $1.5M in revenues. In addition, in 2016, the Company launched additional products that tests for pesticides in food and chemicals in water and financed the company’s operations primarily through the issuance of convertible debt, the majority of which had been satisfied as of December 31, 2017.

Business Plan

The Company is currently focused on 4 key business segments to service the cannabis industry.

1.	Consumer Products

Smart Devices & Consumables

1)	CannaDxTM

●	The cannabis industry’s first hand-held cannabis sensor and analyzer with disposable single use inserts.
●	Comes with a mobile app that acts as a ‘virtual budtender’.
●	Analyzes cannabis sample and provides a Total Canna ProfileTM (TCP), a more complete chemical profile to include THC and the most prevalent cannabinoids and terpenes found in cannabis plants.
●	Cannabinoids such as THC and CBD have been reported to bind the CB1 and CB2 receptors found throughout the human body and have been reported to provide relief to an array of symptoms, including pain, nausea, and inflammation to name a few. Terpenes, which have been reported to compound the effects of cannabinoids on the body via an “Entourage Effect”, are also important in determining the overall physiological effects various cannabis chemical profiles.
●	Enables users to log their ailments and side effects and tie those back to the exact chemical profile
●	Provides strain recommendations based on desired “relief” input based on crowdsourced community feedback.

2)	Eco Smart PenTM and Other Delivery Devices

●	MyDx plans to develop additional smart hardware that gather user data, such as the Eco Smart Pen. MyDx plans to release the Eco Smart Pen in the third quarter of 2018.
●	Integrated with Bluetooth as well as other technologies that will allow for mobile-app control, dose restrictions, safety controls, and usage statistics.
●	We plan to OEM these product to third-party customers

3)	MyDx Tablet Edition

●	MyDx plans to develop he first touchscreen kitchen tablet in the market with integrated MyDx sensor reading capability
●	Sensor lineup to include OrganaDx, AquaDx, and AeroDx.
●	Company plans to offer CannaDx data portal management ability in MyDx Tablet Edition .

MyDx plans to evaluate the 510K FDA device approval process to leverage its consumer products and the ability of insurance companies to support sales of its smart devices and generate HIPPA compliant crowdsourced data.

2.	Data Analytics

Pre-Clinical Chemical Analysis and Patient Feedback Ecosystem

MyDx has four classes of data and algorithms:

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

3.	Biopharmaceutical

Identifying ‘green Active Pharmaceutical IngredientsTM’ (gAPITM) and corresponding formulations

1)	Sale and License of Product Formulations

●	MyDx plans to work with third party customers to license crowdsourced formulated chemical profiles that are expected to address a specific “relief” desired using its own proprietary formulas derived from our extensive dataset and algorithms.

2)	Sale of green Active Pharmaceutical Ingredients (gAPITM)

●	This division will also look to provide an organic source of extracted green Active Pharmaceutical Ingredients (gAPITM), such as a predefined terpene formulation, for consumer and industrial use.
●	Given that certain classes of gAPI’s such hemp derived CBD and terpenes might offer “relief” without the “high” THC provides, MyDx intends to partner with leaders in the industry to offer branded products without THC, akin to a “virgin” cocktail, if it finds that these formulations offer the benefits desired and the legal framework to sell them is viable.

4.	SaaS (Software as a Service)

Software services for prescribers, patient groups, cultivators, and regulators

1)	MyDx App

●	Available in iOS and Android and controls the MyDx Analyzer
●	Tracks patient tested samples and physiological feedback
●	Prints a Certificate of Analysis, which includes patient feedback
●	Offers patients groups and their doctors with OEM software to track what the community is experiencing
●	Centrally hosted in our secure cloud based server
●	Will offer in App purchases for additional software subscription features

2)	MYDX360

●	MyDx360 is a Software As A Service (SAAS)-based community engagement platform designed to help entrepreneurs develop, launch and track the effects of new formulated products on consumers to help penetrate their target markets more effectively.
●	As part of the service, companies will choose from among MyDx’s many chemical formulations that best align with the physiological response its target demographic is seeking. From there, MyDx will outsource the delivery of those formulations through licensed concentrate manufacturing facilities and provide customer-engagement support via its SAAS platform and MyDx smart devices such as the EcoSmartPen to acquire and analyze user feedback.
●	Collectively, this suite of services will be called MyDx360.

3)	Software to Support Laboratory Marketing, Customer Service and Data Aggregation

●	MyDx will offer what we believe will be the premier lead generator and outsourced services provider for cannabis testing labs
●	Through certain assets MyDx expects to develop or acquire, as well as leads generated from our handheld analysis and smart devices, we believe MyDx will be positioned to become a world leader in cannabis laboratory marketing and services and as the largest “data holder” of tested cannabis and the associated chemical profiles tied to the ailment therapy.

Recent Developments

MYDX360 SAAS Ecosystem License and Services Agreements

In April 2018 the Company verbally agreed to enter into a separate MYDX360 SAAS Ecosystem License and Services Agreements with Q’NCH, LLC, a Delaware limited liability company and HotNife, LLC, a California limited liability company. (the “SAAS Agreements”). Under the terms of the SAAS Agreements, the Company granted the counterparties a non-exclusive limited license to: (i) access the Company’s Database (as defined in the SAAS Agreements) (the “Access License”), and (ii) use the Company’s “Powered by MyDx” trademark and the MyDx logo on the counterparties’ products (the “Brand License”, and together with the Access License, the “MyDx License”). Additionally, the SAAS Agreement provides the counterparties with (i) market research regarding the packaging of the counterparties’ products in coordination with the counterparties’ objectives (the “Brand Services”) and (ii) delivery of certain quantities of the Company’s smart devices, cartridges, batteries, and other hardware to the counterparties (the “Product Services” and, together with the Brand Services, the “MyDx Services”). The total consideration to the Company from each of the counterparties in exchange for the grant of the MyDx License and the MyDx Services will be $15,000 per year and the costs of the Eco Smart Pens’ hardware. The payments will not begin until the Company releases the Eco Smart Pen. The Company expects to release the Eco Smart Pen in the third quarter of 2018.

Appointment of Dr. Heiner Dreismann to Business Advisory Board

On April 1, 2018, the Company verbally agreed to enter into an agreement to appoint Dr. Heiner Dreismann to its business advisory board to assist the Company’s management with evaluating potential merger and acquisition opportunities, developing a plan to secure a medical device designation from Health Canada for CannaDx, and other advice related to the Company’s business.

Heiner Dreismann, Ph.D. is an international executive with more than 24 years of experience in the biotech and healthcare industries. From 2000 to 2006, Dr. Dreismann served as the President and CEO of Roche Molecular Systems, Inc. leading a staff of more than 1,600 and growing the RMS molecular IVD business from $640M to $1.2B in annual sales. Prior to serving as a senior executive at Roche Molecular Systems, Dr. Dreismann served as the Head of Global Business Development at Roche Diagnostics, responsible for business development for the Roche Diagnostics $7B IVD business. Dr. Dreismann served in a number of other leadership capacities at Roche Diagnostics and Roehm GmbH, dating back to 1983. Dr. Dreismann’s post-doctoral fellowship was earned at the French Center for Nuclear Research in Saclay. He earned a Ph.D. in Microbiology/Molecular Biology from Westfaelische Wilhelms University, Muenster (summa cum laude).

License and Services Agreement

On April 9, 2018, the Company verbally agreed to enter into a License and Services Agreement with Humanity Holdings Inc. and Humanity Products, Inc. (collectively “Humanity Holdings”). Humanity Holdings currently operates a manufacturing and distribution facility, licensed by the state of California, through which it engages in the sale and distribution of various cannabis related products. The Company granted Humanity Holdings a non-exclusive license to manufacture, sell, and distribute products within California using proprietary product formulations owned or licensed by the Company. The Company agreed to issue Humanity Holdings shares of Common Stock worth $25,000 on the 45th day following the effective date of the agreement. This is in exchange for Humanity Holdings not contracting with a competitor of the Company who provides formulation services, smart vape device hardware and related software applications to its network, product branding or access to reporting from its data set that ties a user’s experience to a chemical profile of the product they are consuming. Humanity Holdings will pay 20% of net sales to the Company as a support services fee and 30% of net sales to the Company as a royalty.

Results of Operations

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $5,233,519 and $16,501,089, respectively, for the years ended December 31, 2017 and 2016, and had an accumulated deficit of $ $31,632,972 as of December 31, 2017.

Comparison of Years Ended December 31, 2017 and 2016

Revenue

For the years ended December 31, 2017 and 2016, the Company had licensing revenue of $8,829 and $138,000, respectively. For the years ended December 31, 2017 and 2016, the Company had product service revenue of $13,384 and $18,758, respectively. For the years ended December 31, 2017 and 2016, the Company had product revenue of $398,401 and $651,418, respectively. The decrease in revenue for the year ended December 31, 2017 compared to 2016 was a result of the decision to discontinue the use of distributors in an effort to improve gross profit margins.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the year ended December 31, 2017 and 2016 were 76% and 50%, respectively. The gross margin was positively affected by a decrease in accrued royalties, as well as the increase in the amount of Grower’s Packages sold as well as more direct to consumer sales compared to sales via distributors.

Research and Development Expenses

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the year ended December 31, 2017, the Company expended $170,385 for various research and development projects for hardware, database, software and sensor development as compared to $686,095 for the year ended December 31, 2016. The decrease of $515,710, or 75%, resulted primarily from the Company taking a more economical and streamlined outsourcing approach to developing new products (such as the Eco Smart PenTM) as well as improving existing products, including CannaDxTM, AquaDxTM and OrganaDxTM.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of consulting fees for third-party services and general marketing expenses. For year ended December 31, 2017, the Company expended $968,687 as compared to $1,967,786 for the year ended December 31, 2016. The decrease of $999.099, or 51%, resulted primarily from the Company expanding brand awareness surrounding its new product lines using more economical PR and social media marketing channels targeting Canada as compared to the costlier product expansion collaboration models entered into in 2016.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses.

For the year ended December 31, 2017, the Company expended $1,589,485 as compared to $1,888,155 for the year ended December 31, 2016. The decrease of $298,670, or 16%, resulted primarily from decreases in accounting fees, investor relation fees, legal fees, and miscellaneous general administrative expenses.

Other income (expense)

Other expenses decreased $9,474,920, resulted primarily from the decrease of loss on settlement of debt, interest expense related to the notes payable, and loss on fair value of derivative liability. These were offset by an increase in a loss on extinguishment of debt.

Liquidity and Capital Resources

Since its inception, capital raised by the Company has been used primarily for the Company’s research and development efforts and to support its operations. As of December 31, 2017, the Company had remaining cash of $119,028 with a net working capital deficit of $4,406,195. As a result of the Company’s significant operating expenditures and the lack of significant product sales revenue, we expect to incur losses from operations for the near future and will be required to seek additional capital to sustain our operations.

It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generate sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $119,028 will not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Working Capital

	December 31, 2017	December 31, 2016
Current assets	$300,352	$301,252
Current liabilities	4,708,549	3,648,520
Working Capital Deficit	$(4,408,197)	$(3,347,268)

Current assets for December 31, 2017 increased compared to December 31, 2016 primarily due to an increase in cash due to the sale of our products and the proceeds from the issuance of common stock and an increase of inventory.

Current liabilities for December 31, 2017 increased compared to December 31, 2016 primarily due to an increase in accounts payable, customer deposits convertible notes, and derivative liability.

Cash Flows

	Years Ended December 31,
	2017	2016
Net Cash (Used in) Operating Activities	$(401,214)	$(819,087)

Net Cash Provided by Financing Activities	482,039	713,610
Net Change	$80,825	$(105,477)

Net Cash Provided by (Used in) Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, common stock issued in exchange for services, accretion of debt discount and debt issuance costs on convertible notes and the change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes, and a gain of settlement of liabilities during the year ended December 31, 2017, as well as the effect of changes in working capital and other activities.

In addition, the net decrease in cash from changes in working capital activities from the year ended December 31, 2017 to the year ended December 31, 2016 primarily consisted of a decrease in inventory, a decrease in prepaid expenses and other current assets, an increase in accounts payable and accrued expenses, and an increase in customer deposits.

Net Cash Provided by Financing Activities

For the years ended December 31, 2017, financing activities provided cash of $482,039 which resulted from an increase of $245,500 in net proceeds from the issuance of common stock, $263,500 in proceeds from note payable. For the year ended December 31, 2016, financing activities provided $713,610 which resulted from an increase of $521,622 in proceeds from the issuance of convertible notes payable, and $300,000 in proceeds from issuance of asset based loans.

Going Concern

At December 31, 2017, we had an accumulated deficit of $31,632,972 and incurred a net loss of $5,233,519 for the year ended December 31, 2017. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MyDx, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MyDx, Inc. (“the Company”) as of December 31, 2017, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency and negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We also have audited the re-classification to the 2016 consolidated financial statements of Series B preferred shares to temporary equity, as described in Note 4. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2016 consolidated financial statements of the Company other than with respect to this re-classification and, accordingly, we do not express an opinion or any other form of assurance on the 2016 consolidated financial statements taken as a whole.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018. Salt Lake

City, UT

April 17, 2018

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

MyDx, Inc.

6335 Ferris Square, Suite B

San Diego, CA 92121

We have audited the accompanying consolidated balance sheet of MyDx, Inc. (the "Company") as of December 31, 2016 and their related consolidated statements of operations, changes in stockholders' deficit and cash flows for the for year then ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Anton & Chia, LLP

Newport Beach, CA

April 17, 2017

MyDx, Inc.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS

Current assets:
Cash	$119,028	$38,203
Accounts receivable, net	-	27,851
Inventory	180,503	155,233
Prepaid expenses and other current assets	821	79,965
Total current assets	300,352	301,252

Property and equipment, net	66,832	138,883

Other assets	32,580	49,845
Total assets	$399,764	$489,980

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Asset based loans	$-	$120,460
Accounts payable	1,293,443	1,082,384
Customer deposits	20,107	16,767
Accrued liabilities	454,413	131,563
Current portion of leases payable	2,756	3,480
Due to related party	46,075	1,075
Convertible notes payable, current, net of debt discount	295,750	233,147
Derivative liability	2,596,005	1,812,441
Warrant liability	-	247,203
Total current liabilities	4,708,549	3,648,520

Convertible note payable - related party	-	200,000
Customer deposits	8,954	-
Total liabilities	4,717,503	3,848,520

Redeemable Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized 296,700 and 300,000 shares issued and outstanding as of December 31, 2017 and 2016, respectively	5,637,300	5,700,000

Commitments and contingencies

Stockholders’ deficit:
Series A Preferred stock, $0.001 par value; 51 and 51 shares issued and outstanding as of December 31, 2017 and 2016, respectively	-	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 1,859,397,541 and 645,060,704 shares issued and outstanding as of
December 31, 2017 and 2016, respectively	1,859,397	645,061
Additional paid-in capital	19,818,536	16,695,852
Accumulated deficit	(31,632,972)	(26,399,453)
Total stockholders’ deficit	(9,955,039)	(9,058,540)
Total liabilities and stockholders’ deficit	$399,764	$489,980

The accompanying notes are an integral part of these consolidated financial statements.

MYDX INC.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2017	2016
Sales
Product revenue	$398,401	$651,418
Product service revenue	13,384	18,758
Licensing revenue	8,829	138,000
Total sales	420,614	808,176

Cost of goods sold
Product costs	114,616	481,349
Total cost of sales	114,616	481,349

Gross profit	305,998	326,827

Operating Expenses
Research and development	170,385	686,095
Sales and marketing	968,687	1,967,786
General and administrative	1,589,485	1,888,155
Total operating expenses	2,728,557	4,542,036

Loss from operations	(2,422,559)	(4,215,209)

Other income (expense)
Interest expense, net	(341,068)	(2,723,187)
Change in fair value of derivative liability	(196,545)	(1,013,901)
Derivative expense	(1,987,888)	(2,464,439)
Gain (loss) on settlement of debt	179,276	(6,084,353)
Gain on forfeiture of technology transfer deposit	135,000	-
Loss on extinguishment of debt	(599,735)	-

Income (loss) before provision for income taxes	(5,233,519)	(16,501,089)

Provision for income taxes	-	800
Net income (loss)	(5,233,519)	(16,501,889)

Dividends	(119,670)	-

Net loss attributable to common shareholders	$(5,353,189)	$(16,501,889)

Income (loss) per share
Basic and diluted	$(0.00)	$(0.19)

Weighted average common shares outstanding - basic and diluted	1,539,192,898	85,506,211

The accompanying notes are an integral part of these consolidated financial statements.

MyDx, INC.

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2017 and 2016

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances as of December 31, 2015	-	-	22,081,928	22,081	9,528,072	(9,897,564)	(347,411)

Common stock issued upon conversion of convertible notes	-	-	535,116,594	535,117	1,301,010		1,836,127

Derivative cease to exist upon conversion of notes	-	-	-	-	4,321,381	-	4,321,381

Issuance of common stock for services rendered	-	-	10,459,000	10,459	355,691	-	366,150

Common stock issued to settle vendor liabilities			46,497,244	46,497	879,244	-	925,741

Common and preferred stock issued to settle payroll liabilities	51	-	30,905,938	30,907	77,883	-	108,790

Stock based compensation	-	-	-	-	232,271	-	232,271

Net loss for year ended December 31, 2016	-	-	-	-	-	(16,501,889)	(16,501,889)

Balances as of December 31, 2016	51	$-	645,060,704	$645,061	$16,695,552	$(26,399,453)	$(9,058,840)

Proceeds from the issuance of common stock	-	-	50,000,000	50,000	195,500	-	245,500

Conversion of series B preferred stock into common stock	-	-	33,000,000	33,000	29,700	-	62,700

Common stock issued upon conversion of convertible notes	-	-	976,896,487	976,896	(19,873)	-	957,023

Derivative cease to exist upon conversion of notes	-	-	-	-	1,845,677	-	1,845,677

Issuance of common stock for services rendered	-	-	143,977,273	143,977	524,718	-	668,695

Common stock issued to settle vendor liabilities	-	-	3,500,000	3,500	64,050	-	67,550

Common issued to settle payroll liabilities	-	-	6,963,077	6,963	9,142	-	16,105

Stock based compensation	-	-	-	-	473,770	-	473,770

Net loss for year ended December 31, 2017	-	-	-	-	-	(5,233,519)	(5,254,938)

Balances as of December 31, 2017	51	$-	1,859,397,541	$1,859,397	$19,818,536	$(31,632,972)	$(9,955,039)

The accompanying notes are an integral part of these consolidated financial statements.

MyDx, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,233,519)	$(16,501,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,051	81,055
Impairment of assets	-	13,126
Common stock issued in exchange for services	668,695	366,150
Change in fair value of derivative liability	196,545	1,013,901
Derivative expense	1,987,888	2,464,439
Loss on settlement of accrued payroll	-	5,691,993
Loss on settlement of debt	(179,276)	-
(Gain)/loss on settlement of vendor liabilities	473,770	392,360
Stock based compensation	599,735	232,271
Loss on extinguishment of debt	27,851	-
Bad debt expense		-
Interest expense related to amortization of debt issuance costs and debt discount	280,841	1,602,635
Changes in assets and liabilities:
Accounts receivable	-	(17,149)
Inventory	(25,270)	296,740
Prepaid expenses and other assets	96,409	26,533
Accounts payable and accrued liabilities	621,496	3,513,462
Customer deposits	-	7,300
Long term obligations	12,294	-
Current portion leases payable	(724)	(2,014)
Net cash used in operating activities	(401,214)	(819,087)

Cash flows from financing activities
Proceeds from the issuance of common stock	245,500	-
Proceeds from related party loan	165,000	160,000
Repayment of related party loans	(120,000)	(135,000)
Proceeds from note payable, net of debt discount and issuance costs	263,500	-
Proceeds from the issuance of convertible notes payable, net of issuance costs	48,500	521,622
Proceeds from issuance of asset based loans, net of issuance costs	-	300,000
Repayments on asset based loans	(120,461)	(133,012)
Net cash provided by financing activities	482,039	713,610

Net increase	80,825	(105,477)

Cash, beginning of period	38,203	143,680
Cash, end of period	$119,028	$38,203

Supplemental cash flow information:
Interest paid	$13,755	$44,200
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt	$908,828	$1,836,127
Derivative cease to exist upon conversion of notes	$1,845,677	$4,321,381
Convertible notes issues through extinguishment of debt	$465,295	$-
Debt discount recorded on convertible debt	$-	$2,207,842

The accompanying notes are an integral part of these consolidated financial statements.

MyDx, INC.

Notes to Consolidated Financial Statements

1.	Organization

MyDx, Inc. (the “Company”, “we”, “us” or “our”) (formally known as Brista Corp.) was incorporated under the laws of the State of Nevada on December 20, 2012. The Company’s wholly owned subsidiary, CDx, Inc., was incorporated under the laws of the State of Delaware on September 16, 2013.

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

The Company’s consolidated financial statements have been prepared assuming it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated Financial Statements, the Company had an accumulated deficit at December 31, 2017, and a net loss for the year ended December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenues; however, its cash position may not be sufficient to support its daily operations. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by early-stage companies. These risks include, but are not limited to, the uncertainty of availability of financing and the uncertainty of achieving future profitability. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise funds through the capital markets. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. We reported negative cash flow from operations for the year ended December 31, 2017 and 2016. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generates sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $119,028 at December 31, 2017 will not be sufficient to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated finance statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include allowance for doubtful accounts, estimates of product returns, warranty expense, inventory valuation, valuation allowances of deferred taxes, stock-based compensation expenses and fair value of warrants  and derivatives. The Company bases its estimates on historical experience and on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from those estimates.

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

Business Segments

ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. Currently, ASC 280 has no effect on the Company’s consolidated financial statements as substantially all of the Company’s operations are conducted in one industry segment.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2017 and 2016, the Company held no cash equivalents.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of December 31, 2017 and 2016, there was an allowance for doubtful accounts of $27,851 and $0 respectively.

During the year ended December 31, 2017 the company recorded a bad debt expense of $27,851.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheets.

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

The Company utilizes the binomial option pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The binomial option pricing model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the remaining contractual term of the instrument granted.

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

Product revenue

The Company recognizes revenue when four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred, or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. In accordance with ASC 605-20 revenue from multiple-element arrangements is allocated among separate elements based on their estimated sales prices, provided the elements have value on a stand-alone basis.

Licensing revenue

Revenue is generally recognized when:

●	Evidence of an arrangement exists;

●	Delivery has occurred;

●	Fees are fixed or determinable; and

●	Collection is considered probable.

Some of the Company’s revenues are generated from software-as-a-service (“SaaS”) subscription offerings and related product support and maintenance. SaaS revenues stem mainly from annual subscriptions and are recorded evenly over the term of the subscription. Any customer payments received in advance are deferred until they are earned. Consulting and training revenues are recognized as work is performed.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. These costs consist primarily of salaries and direct payroll-related costs. It also includes purchased materials and services provided by independent contractors, software developed by other companies and incorporated into or used in the development of our final products. Research and development expenses for the year ended December 31, 2017 and 2016 were $170,385 and $686,095, respectively.

Advertising Costs

Advertising costs are charged to sales and marketing expenses and general and administrative expenses as incurred. Advertising expenses, which are recorded in sales and marketing and general and administrative expenses, totaled $968,687 and $98,219 for the year ended December 31, 2017 and 2016, respectively.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the year ended December 31, 2017 and 2016 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Series A Preferred stock	51	51
Series B Preferred stock	2,967,000,000	3,000,000,000
Convertible notes payable	66,584,538	357,384,725
Convertible accounts payable	312,821,828	284,210,526
Options	1,496,250	1,490,026
Warrants	261,837,676	7,571,395
Totals	3,609,740,343	3,650,656,723

Subsequent events

The Company has evaluated events that occurred subsequent to December 31, 2017 and through the date the financial statements were issued.

Revised Prior Period Amounts

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year presentation. The Company identified and recorded an out-of-period adjustment related to redeemable series B preferred stock that should have been recorded in temporary equity during year ended December 31, 2016. The adjustment was reflected as a $5,699,700 increase in redeemable series B preferred stock and corresponding decrease in Additional paid-in capital. See Note 10.

Recently Adopted Accounting Guidance

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as ASU 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The adoption of ASU 2014-15 will not materially impact our consolidated financial position, results of operations or cash flows.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under current inventory standards, the market value requires consideration of replacement cost, net realizable value and net realizable value less an approximately normal profit margin. The new guidance replaces market with net realizable value defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period, which is our fiscal year 2018. The amendment is to be applied prospectively with early adoption permitted. The adoption of ASU 2015-11 will not have a material effect on its financial position or results of operations or cash flows.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of ASU 2016-09 will not have a material effect on its financial position or results of operations or cash flows.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The adoption of ASU 2016-10 will not have a material effect on its financial position or results of operations or cash flows.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The adoption of ASU 2016-12 won’t have a material effect on its financial position or results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The adoption of ASU 2016-15 won’t have a material effect on its financial position or results of operations or cash flows.

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

 In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This standard is required to be adopted in the first quarter of 2018. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

5.	Inventory

Inventory as of December 31, 2017 and 2016 is as follows:

	December 31,	December 31,
	2017	2016
Finished goods	$49,889	$3,033
Raw materials	130,614	152,200
	$180,503	$155,233

6.	Property and Equipment, net

	December 31,	December 31,
	2017	2016
Computer and test equipment	$198,684	$198,684
Website development costs	39,870	39,870
Furniture and fixtures	26,948	26,948
Software	10,791	10,791
Leasehold improvements	18,288	18,288
	294,581	294,581
Accumulated depreciation and amortization	(227,749)	(155,698)
	$66,832	$138,883

Depreciation expense was $72,051 and $80,469 for the year ended December 31, 2017 and 2016, respectively.

For the year ended December 31, 2016 the Company recorded an impairment of assets totaling $13,127 for assets that the Company no longer uses.

7.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2017 and 2016.

	December 31,	December 31,
	2017	2016
Accrued compensation for employees	$333,048	$71,351
Deferred compensation to non-employee	11,673	45,086
Accrued interest on notes payable	50,853	9,727
Other payables	58,839	5,399
	$454,410	$131,563

8.	Debt

Asset Based Loans

On September 16, 2016, CDx, Inc. (the Company’s wholly owned subsidiary) entered into a Business Loan Agreement (the “Agreement”) with WebBank providing for the granting of a security interest in properties, assets and rights (the “Collateral”) as defined in the agreement. CDx, Inc. received net proceeds of $150,000. There were no loan origination or administrative fees related to the funding. The agreement has a maturity date that is 432 days after the effective date of the Agreement and requires equal weekly payments of $599 which includes a total finance fee of $34,500 over the life of the Agreement. The Agreement is personally guaranteed by an officer and majority shareholder of the Company. The outstanding balance at December 31, 2017 and 2016 was $0 and $89,304 respectively.

On May 31, 2016, CDx, Inc. (the Company’s wholly owned subsidiary) entered into a Promissory Note and Security Agreement (the “Note”) with Windset Capital Corporation, whereby CDx, Inc. gives, grants and assigns a continuing security interest in all of CDx, Inc.’s business equipment, accounts receivable, intellectual property, rights, licenses, claims, assets and properties of any kind whatsoever, whether now owned or hereafter acquired, real, personal, tangible, intangible or of any nature or value, wherever located, together with all proceeds including insurance proceeds as defined in the Note. There was an origination fee of $200 related to the financing. CDx, Inc. received net proceeds of $74,800 from the funding. The Note has a maturity date that is 252 business days from the date of the Note and requires payments of $360 each business day, as defined in the Note, which includes a total finance fee of $15,750 over the life of the Note. The Note is personally guaranteed by an officer and majority shareholder of the Company. The outstanding balance at December 31, 2017 and 2016 was $0 and $0 respectively.

On May 31, 2016, CDx, Inc. (the Company’s wholly owned subsidiary) entered into a Future Receivables Sale Agreement (the “Agreement”) with Swift Financial Corporation granting a security interest, as defined in the Agreement, in CDx, Inc.’s present and future accounts, receivables, chattel paper, deposit accounts, personal property, goods, assets and fixtures, general intangibles, instruments, equipment and inventory. There was an origination fee of $1,875 related to the financing. CDx, Inc. received net proceeds of $73,125 from the funding. The Agreement requires 48 equal weekly payments of $1,842 resulting in total repayment of $88,425 which includes a finance fee of $13,425. The total repayment amount can be reduced to $85,425 solely in the event CDx, Inc. pays this amount on or before October 3, 2016. The Agreement is personally guaranteed by an officer and majority shareholder of the Company. The outstanding balance at December 31, 2017 and 2016 was $0 and $31,156 respectively.

Convertible Notes

	December 31,	December 31,
	2017	2016
Convertible Note -May 24, 2016	$-	$21,900
Convertible Note -August 9, 2016	-	35,000
Convertible Note – October 5, 2016	-	363,768
Convertible Note -November 14, 2016	-	35,000
Convertible Note -November 29, 2016	-	63,260
Convertible Note - February 6, 2017	295,750
Less debt discount and debt issuance costs	(13,950)	(285,781)
Total	$281,800	$233,147

The Company amortized debt discount and debt issuance costs of $280,841 and $1,602,635 for the year ended December 31, 2017 and 2016 respectively.

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

On December 22, 2015, the Company completed a financing pursuant to a Securities Purchase Agreement with Union Capital, LLC (“Union Capital”) providing for the purchase of two convertible promissory notes in the aggregate principal amount of $220,000, with the first note being in the amount of $110,000, and the second note being in the amount of $110,000 (the “Note” or “Notes”). The Notes contain a 10% original issue discount such that the purchase price of each Note is $100,000. The first Note was funded on December 22, 2015 and is due and payable on December 21, 2017. The second Note shall initially be paid for by the issuance of an offsetting $100,000 collateralized secured note issued by Union Capital to the Company due and payable no later than August 21, 2016. The funding of the second Note is subject to certain conditions and the Company may reject the closing of the second Note in its discretion. The Notes bear interest at the rate of 8% per annum; are due and payable on December 21, 2017; and may be converted by Union Capital at any time after the date which is nine months of the date of issuance into shares of Company common stock at a conversion price equal to 60% of the market price (as determined in the Notes) calculated at the time of conversion. The Company did not book a beneficial conversion feature in connection with the issuance of the Notes, as terms of the conversion are variable and the ultimate number of shares to be issued upon conversion could not be determined at the date the Notes were issued. As such, upon conversion of the Notes the number of shares will be determined and the Company will evaluate whether or not a beneficial conversion feature exists based on the conversion price compared to the price of the Company’s common stock at the date of issuance of the Notes. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. The Notes may be prepaid by the Company at any time prior to 180 days after the date of issuance of the Notes subject to the payment of prepayment penalties as described in the Notes. The foregoing is only a brief description of the material terms of the Securities Purchase Agreement and Notes, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements which are filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2015. The issuance of the Notes was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Notes was an accredited investor. The Company recorded the original issue discount of $10,000 as debt issuance cost on its balance sheet which is netted against the face value of the Note and will be accreted over the term of the Note. For the year ended December 31, 2016, the Company amortized a total of $9,863, of the debt issuance cost. As of December 31, 2016, the Note had outstanding balances of $0, and remaining unamortized debt discount of $0.

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

On May 24, 2016, MyDx, Inc. (the “Company”) entered into a Convertible Note (the “Note”) with Vista Capital Investments, LLC (“Vista”) in the Original Principal Amount of $275,000 (including a 10% Original Issue Discount (“OID”)). The Company and Vista agreed to an initial funding under the Note of $55,000, including an OID of $5,000 (“Initial Funding”). Future advances under the Note are at the sole discretion of Vista. The Company is only required to repay the amount funded, including the prorated portion of the OID. The note bears interest at the rate of 10% and must be repaid on or before May 24, 2018. The Note may be prepaid by the Company at any time prior to the date, which is 180 days after issuance of the Note at a premium to the amount outstanding at the time of prepayment (as determined in the Note). The Note may be converted by Vista at any time after the six (6) month anniversary of the Note into shares of Company common stock at a conversion price equal to 50% of the market price (as determined in the Note). The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the Note and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the agreements and their exhibits, which were filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 27, 2016.

The issuance of the Note was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(a)(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor. During the year ended December 31, 2017 the, the Company amortized a total of $13,148 of the debt issuance cost. As of December 31, 2017 and 2016, the Note had an outstanding balance of $0 and $21,900 respectively, and a remaining unamortized debt discount of $0 and $13,148 respectively.

On March 14, 2017, the Company and Vista Capital Investments, LLC (“Vista”) entered into a Settlement Agreement dated March 14, 2017 (the “Vista Settlement”). Vista claimed, and the Company disputed, that Vista was still entitled to certain payments pursuant to convertible promissory notes the Company previously issued. On March 13, 2017, Vista submitted a conversion request of 68,437,500 shares of the Company’s common stock. Pursuant to the Vista Settlement, the Company issued 35,000,000 shares to Vista on March 14, 2017 and all convertible promissory notes issued by the Company to Vista are now considered paid in full. During the year ended December 31, 2017 the, the Company amortized a total of $9,084 of the debt issuance cost. As of December 31, 2017 and 2016, the Note had an outstanding balance of $0 and $0 respectively, and a remaining unamortized debt discount of $0 and $0 respectively.

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

The issuance of the Note was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(a)(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor. During the year ended December 31, 2017, the Company amortized a total of $21,250 of the debt issuance cost. During the year ended December 31, 2016, the Company amortized a total of $13,750 of the debt issuance cost. As of December 31, 2017 and 2016, the Note had an outstanding balance of $0 and $35,000 respectively, and a remaining unamortized debt discount of $0 and $21,250 respectively.

During the year ended December 31, 2017, the Note holder elected to convert the Note and accrued interest of $36,522 into 86,654,550 share of the Company’s common stock.

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

The issuance of the Note was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. The Company’s reliance upon Section 4(a)(2) of the Securities Act in issuing the securities was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one recipient; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; (e) the negotiations for the issuance of the securities took place directly between the individual and the Company; and (f) the recipient of the Note was an accredited investor. During the year ended December 31, 2017, the Company amortized a total of $30,577, of the debt issuance cost. As of December 31, 2017 and 2016, the Note had an outstanding balance of $0 and $35,000 respectively, and a remaining unamortized debt discount of $0 and $30,577 respectively.

During the year ended December 31, 2017, the Note holder elected to convert the Note and accrued interest of $36,749 into 14,699,616 share of the Company’s common stock.

On December 1, 2016, MyDx, Inc. (“MyDx”, or the “Company”) entered into an advisory services agreement (the “Advisory Services Agreement”) and an indemnification agreement (“Indemnification Agreement”) with BCI Advisors, LLC (“BCI”) pursuant to which BCI shall, provide advice and counsel to senior management of the Company on business planning and strategy, restructuring and recapitalization, and consultation to the Board of Directors. BCI will be paid an initial fee of $50,000 in cash or unrestricted shares of the Company’s Common Stock, and a retainer fee of $25,000 per month for the eleven (11) months subsequent thereto. In addition, on the 45 and 90th day anniversary of the effectiveness of this Agreement and performance of its services, BCI shall have the right to receive a two (2) year A-1 and A-2 warrant based on a fully diluted basis, each equal to seven-and-one-half percent (7.5%) for a total of (15%) subject to adjustment of the then issued and outstanding Company common shares. The initial fee as well as A-1 and A-2 warrants have been completely earned, free of liens or encumbrances, and non-assessable and can be exercised at any time at an exercise price of $0.001 per share. This summary contains only a brief description of the material terms of the Advisory Services Agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the Advisory Services Agreement. A copy of the Advisory Services Agreement was filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 11, 2017. As of December 31, 2017 and 2016, the Note had an outstanding balance of $239,182 and $0 respectively.

During the year ended December 31, 2017, the Note holder elected to convert the principal of $137,103 into 140,000,000 share of the Company’s common stock.

On February 6, 2017, YCIG, Inc. (“Seller”) entered into a purchase and sale agreement where it sold the rights to its loan agreement with the Company to Hasper, Inc. in exchange for the assumption of liabilities under the note and a commitment to fund additional advances to the company. The loans accrue interest at a rate of 12% per annum and all amounts loaned are due and payable on or before September 28, 2018. The amounts loaned may be prepaid by the Company at any time without penalty. The Loan Agreement provides that in the event of a default, the loan amount becomes immediately due and payable, which may be repaid by the Company common stock at a conversion price of $0.0023  the trading price on January 4, 2017 or at the close of business on the date of conversion.  Interest is due on June 1, 2017 and the first of every month thereafter.

Amendment 1

On August 22, 2017 the Company and Hasfer, Inc. entered into an amendment to the note. The note was modified as follows:

●	The facility limit was increased to $850,000.

●	The company received proceeds of $263,500.

●	Fees related to the amendment totaled $18,500. The fees were recorded as a loss on extinguishment of debt.
●	The maturity date of the principal is September 28, 2018

All remaining terms of the Revolving note remained the same.

In accordance with ASC 470, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to SPA as a debt extinguishment. Accordingly, the Company recorded a loss on extinguishment of debt of $384,903.

Amendment 2

On December 27, 2017 the Company, Hasfer, Inc. and Legacy, entered into an amendment to the note. The note was modified as follows:

●	A portion of the outstanding principal and interest was assigned to Legacy.

●	The company received proceeds of $48,500.

●	Fees related to the amendment totaled $1,500. The fees were recorded as a loss on extinguishment of debt.

All remaining terms of the Revolving note remained the same.

In accordance with ASC 470, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to SPA as a debt extinguishment. Accordingly, the Company recorded a loss on extinguishment of debt of $155,086.

During the year ended December 31, 2017 Hasfer converted $236,250 of the outstanding principal into 99,891,304 share of the company’s common stock.

As of December 31, 2017 and 2016 the balance of this agreement was $295,750 and $0 respectively.

Note Payable – Related Party

On December 10, 2015, YCIG, Inc. (“YCIG”), an entity owned and controlled by Daniel Yazbeck, who is an officer, director and major shareholder of the Company, entered into a Loan Agreement (the “Loan Agreement”) with the Company. The Loan Agreement provides that the amounts loaned accrue interest at a rate of 12% per annum and all amounts loaned are due and payable on or before September 28, 2018. The amounts loaned may be prepaid by the Company at any time without penalty. The Loan Agreement provides that in the event of a default, the loan amount becomes immediately due and payable, which may be repaid by the Company in its election in cash or a number of shares of Company common stock equal to four times the amount outstanding at the date of default.

On January 4, 2017 the Company and YCIG. entered into an amendment to the note. The note was modified as follows:

●	The note may be repaid by the Company common stock at a conversion price of $0.0023 or at the close of business on the date of conversion upon default

●	Interest shall be due in a single lump sum payment on June 1, 2017.

●	Subsequent to June 1, 2017, all monthly interest payments that accrue shall be payable on the first (1st) day of next month during the remainder life of the Note.

YCIG advanced the Company funds under the loan agreement as follows:

	Outstanding Balances as of
	December 31, 2017	December 31, 2016
November 20, 2015	-	15,000
December 1, 2015	-	25,000
December 2, 2015	-	25,000
April 6, 2016	-	10,000
April 27, 2016	-	25,000
July 20, 2016	-	25,000
August 8, 2016	-	25,000
September 19, 2016	-	25,000
December 1, 2016	-	25,000
February 7, 2017	-	-
	$-	$200,000

Due to related party

On February 7, 2017, the Company’s officer made non-interest bearing loans of $25,000 to the Company in the form of cash. The loan is due on demand and unsecure.  During the year ended December 31, 2017 the note was repaid.

On April 20, 2017, the Company’s officer made non-interest bearing loans of $20,000 to the Company in the form of cash. The loan is due on demand and unsecure.  During the year ended December 31, 2017 the note was repaid.

On May 8, 2017, the Company’s officer made non-interest bearing loans of $10,000 to the Company in the form of cash. The loan is due on demand and unsecure.  During the year ended December 31, 2017 the note was repaid.

On June 19, 2017, the Company’s officer made non-interest bearing loans of $35,000 to the Company in the form of cash. The loan is due on demand and unsecure.  During the year ended December 31, 2017 the note was repaid.

On July 17, 2017, the Company’s officer made non-interest bearing loans of $10,000 to the Company in the form of cash. The loan is due on demand and unsecure.  During the year ended December 31, 2017 the note was repaid.

On July 20, 2017, the Company’s officer made non-interest bearing loans of $20,000 to the Company in the form of cash. The loan is due on demand and unsecure.  During the year ended December 31, 2017 the note was repaid.

On August 22, 2017, the Company’s officer made non-interest bearing loans of $45,000 to the Company in the form of cash. The loan is due on demand and unsecure. This was the result of the officer selling 100,000 personal owned shares of Series B Preferred for net proceeds of $45,000.

During the year ended December 31, 2017, the Company has repaid $120,000. As of December 31, 2017, and 2016 the Company is reflecting a liability of $46,075, and $1,075, respectively.

Settlement of Liabilities

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

On April 25, 2017, the Company and its previous auditor, BPM LLP (“BPM”), entered into a Settlement Agreement pursuant to which the Company agreed to pay BPM $80,000 by May 31, 2018. The Company and BPM agreed that, following the Company’s receipt of each new debt or equity investment (including investments paid in tranches over time) by a party who was not, as of April 25, an officer, director, shareholder, or creditor of the Company, the Company shall pay fifteen percent (15%) of the net proceeds to BPM on the first day of the month following receipt of the investment until the $80,000 has been paid. The Company recorded a gain on settlement of debt of $70,781. During the year ended December 31, 2017 the Company repaid $0.

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

During the year ended December 31, 2016 the Company issued 3,500,000 shares of the Company’s common stock to retire $40,895 of the total claims and recorded a gain on debt settlement of $198,261.

9.	Derivative Liabilities

The Company has identified derivative instruments arising from embedded conversion features in the Company’s convertible notes payable and accounts payable at December 31, 2017.

The following summarizes the Black-Scholes assumptions used to estimate the fair value of the derivative liability and warrant liability at the date of issuance and for the convertible notes converted during the year ended December 31, 2017 and 2016.

	Low	High
Annual dividend rate	0%	0%
Expected life	0.74	1.40
Risk-free interest rate	1.20%	1.76%
Expected volatility	121.60%	266.00%

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

Remaining term: The Company’s remaining term is based on the remaining contractual maturity of the convertible notes payable and accounts payable.

The following are the changes in the derivative liabilities during the year ended December 31, 2017.

	Year Ended December 31, 2017
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2017	$-	$-	$1,812,441
Addition	-	-	3,519,922
Conversion	-	-	(1,845,677)
Settlement of debt	-	-	(1,087,226)
Loss on changes in fair value	-	-	196,545
Derivative liabilities as December 31, 2017	$-	$-	$2,596,005

The following are the changes in the warrant liability during the year ended December 31, 2017.

	Year Ended December 31, 2017
	Level 1	Level 2	Level 3
Fair value as January 1, 2016	$-	$-	$247,203
Warrants issued	-	-	(222,184)
Gain on changes in fair value	-	-	(25,019)
Fair value as December 31, 2017	$-	$-	$-

10.	Stockholders’ Deficit

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

Series A Preferred Stock

As of December 31, 2017, and 2016, the Company has designated 51 shares of Series A Preferred Stock par value $0.001 and 51 shares are issued and outstanding. The Series A Preferred Stock can convert into common stock at a 1:1 ratio. Each one (1) share of the Series A Preferred shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036). On December 23, the 51 shares were issued to Mr. Yazbeck, the Company’s sole officer and the sole member of the Board. Mr. Yazbeck, via his ownership of the 51 shares of the Series A Preferred, has control of the majority of the Company’s voting stock.

During the year ended December 31, 2017 an investor converted 3,300 Series B Preferred stock in to 33,000,000 shares of common stock.

Series B Preferred Stock

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

Common Stock

On September 30, 2016, the Company amended articles of incorporation to increase the number of authorized commons shares to 10,000,000,000 as included on Form 8-K filed with the SEC on October 4, 2016.

During the year ended December 31, 2017, the Company issued 143,977,273 shares of common stock in exchange for services at a fair value of $668,695. During the year ended December 31, 2016, the Company issued 16,654,214 shares of common stock in exchange for services at a fair value of $378,345.

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

Common Stock Warrants

During the year ended December 31, 2017, the Company agreed to issue warrants to purchase 252,773,754 shares of common stock. During the year ended December 31, 2016, the Company did not issue any warrants to purchase shares of common stock. No common stock warrants have been exercised or have expired and warrants to purchase 260,345,149 shares of common stock were outstanding as of December 31, 2017.

2015 Equity Incentive Plan

In connection with the Merger on April 30, 2015, the Company adopted the MyDx, Inc. 2015 Equity Incentive Plan (the “2015 Plan”), and to date, has reserved 6,200,000 shares of common stock for issuance under the 2015 Plan. Under the 2015 Plan, employees, directors or consultants may be granted nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to purchase shares of MyDx’s common stock. Only employees are eligible to receive incentive stock options (“ISO”) to purchase common stock. Vesting and exercise provisions are determined by the Board of Directors at the time of grant. The options generally expire ten years from the date of grant. ISOs granted to a participant who, at the time the ISO is granted, has more than 10% of the voting power between all classes of stock, will expire five years from the date of grant. Options vest at various rates ranging from immediately to three years. As of December 31, 2017, options to purchase 1,496,250 shares were available under the 2015 Plan for issuance.

2017 Equity Incentive Plan

The Company adopted the MyDx, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), and to date, has reserved 150,000,000 shares of common stock for issuance under the 2017 Plan. Under the 2017 Plan, employees, directors or consultants may be granted nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units to purchase shares of MyDx’s common stock. Employees, non-employee directors and consultants are eligible to receive incentive stock options to purchase common stock. Vesting and exercise provisions are determined by the Board of Directors at the time of grant.

A summary of the Company’s stock option plan for the year ended December 31, 2017 was as follows:

	Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2015	4,626,245	$0.39
Granted	125,000	$0.57
Exercised	-	-
Forfeited or cancelled	(3,254,995)	$0.36
Outstanding as of December 31, 2016	1,496,250	$0.48
Granted	-	$-
Exercised	-	$-
Forfeited or cancelled	-	$-
Outstanding as of December 31, 2017	1,496,250	$0.27
Options exercisable as of December 31, 2017	1,457,500	$0.25

The aggregate intrinsic value of options exercised was $0 and $0 for the year ended December 31, 2017 and 2016, respectively.

Information regarding options outstanding and exercisable as of December 31, 2017, is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Outstanding	Weighted- Average Exercise Price
$0.08	900,000	3.86	$0.08	900,000	$0.08
$0.55	515,000	3.41	$0.55	482,500	$0.55
$0.57	81,250	3.99	$0.57	75,000	$0.57
	1,496,250	3.8	$0.27	1,457,500	$0.27

Total unrecognized compensation expense from employee stock options as of December 31, 2017 was $1,525 and will be recognized over a weighted average recognition period of 0.70 years.

Total stock-based compensation expense, both employee and non-employee, recognized by the Company for the year ended December 31, 2017 and 2016 was $11,909 and $378,597 respectively. No tax benefits were recognized in the year ended December 31, 2017 and 2016.

11.	Commitments and Contingencies

Distribution and License Agreement and Joint Development Agreements

The Company entered into a Distribution and License Agreement with a third-party for the purpose of developing a sensor array to be used in the Company’s product. The Distribution and License Agreement has an initial term of ten years, but can be terminated earlier if the project does not meet the specifications of the Company. The Company will obtain exclusive rights to sell and distribute once a successful sensor prototype is developed. In exchange for a functional prototype, the Company will pay the third-party a 7% royalty on net sales. During the years ended December 31, 2017 and 2016, the Company did not incur any development costs related to the Distribution and License Agreement.

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

In addition to the Option Agreement with the TRD, on February 8, 2017, MyDx has entered into a research and development agreement (the “RD Agreement”) with TRD for the Project titled “Manufacturable, Medical Grade Smart Vape Devices and Related Medical Software Applications for Prescribers, Administrators and Patient Applications.” The RD Agreement allows MyDx to fund research based on the TRD Inventions with a three year budget of $280,371 and a deferred payment of $75,000 within ninety days of the Effective Date. The RD Agreement provides MyDx with an exclusive right to license all technology that is discovered from the monies funded to TRD through the RD Agreement (the “Derivative IP”). To the extent that MyDx exercises its rights under the RD Agreement, MyDx will be required to make customary annual payments to TRD, who shall be the owners of any Derivative IP, as well as royalty payments as any commercialization of such Derivative IP occurs. TRD may elect to accept payment in whole or in part in cash or the companies restricted common stock priced at the Effective Date. MyDx is currently in default on its payment obligations to Torque.

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

Effective as of April 21, 2017, the Company terminated its Distribution and License Agreement (the “License Agreement”) with China Science and Technology (“Licensee”) entered into in September 2016. The Company terminated the License Agreement due to the Company not receiving confirmation of proof of concept from the Licensee for deployment of the Company’s products in China. The Company recognized $135,000 as a gain on forfeiture of technology transfer deposit.

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

On November 3, 2017 the Company and Phylos Bioscience, Inc. (“Phylos”) entered into a License, Co-Marketing, and Data Sharing Agreement (the “Phylos Agreement”). Pursuant to the Phylos Agreement, the Company and Phylos each granted a non-exclusive license to the other party to access their data and use their trademarks and logo on marketing materials. Neither party paid cash or issued shares in connection with the Phylos Agreement. The license was the consideration given by each party. The term of the agreement is five (5) years.

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

12.	Income Taxes

The components of the provision for income taxes are as follows:

	For the years ended December 31,
	2017	2016
Current:
Federal	$-	$-
State	800	800
	800	800
Deferred:
Federal	-	-
State	-	-

Total provision for (benefit from) income taxes	$800	$800

Deferred tax assets (liabilities) consist of the following:

	For the years ended December 31,
	2017	2016
Deferred Tax Assets:
Net operating loss carryforwards	$3,551,327	$4,824,505
Research and development credits	144,305	151,303
Accruals, reserves and other	59,006	14,037
Depreciation and amortization	-	-
Stock-based compensation	628,289	460,201
Total deferred tax asset	4,382,538	5,450,046

Valuation allowance	(4,376,733)	(5,445,149)

Deferred tax liabilities
Depreciation and amortization	(6,194)	(4,897)
Net deferred tax assets	$-	$-

Reconciliation of the statutory federal income tax to the Company's effective tax:

	For the year ended December 31,
	2017	2016
	%	%
Statutory federal tax rate	21.00%	34.00%
State taxes, net of federal benefit	6.32%	-0.00%
Valuation allowance	-21.99%	-25.11%
Other	-5.33%	8.89%
Provision for income taxes	0.00%	0.00%

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets of the Company will not be fully realizable for the year ended December 31, 2017 and 2016. Accordingly, management had applied a full valuation allowance against net deferred tax assets as of December 31, 2017 and 2016.

The valuation allowance increased by approximately $1.1 million and $1.6 million during the years ended December 31, 2017 and 2016.

As of December 31, 2017, the Company had approximately $13.0 million of federal and $12.1 million of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2033 for both federal and state purposes.

As of December 31, 2017, the Company had research & development (“R&D”) credits carryforward of approximately $89,700 and $96,400 for federal and California income tax purposes, respectively. If not utilized, the federal R&D credits carryforward will begin to expire in 2034. The California credits can be carried forward indefinitely.

The Company is filing income tax returns with the United States federal government, and the state of California. The Company’s tax years 2014 through 2017 will remain open for examination by the federal and state authorities for three and four years, respectively, from the utilization of any net operating loss credits.

On December 22, 2017, the Tax Cuts and Jobs Act pf 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the “Code”). The Act reduces the federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. ASC 470 requires the Company to remeasure the existing net deferred tax asset in the period of enactment. The Act also provides for immediate expensing of 100% or the costs of qualified property that is incurred and placed in service during the period from September 27, 2017 to December 31, 2022. Beginning January 1, 2023, the immediate expensing provision is phased down by 20% per year until it is completely phased out as of January 1, 2027. Additionally, effective January 1, 2018, the Act imposes possible limitations on the deductibility of interest expense. As a result of the provisions of the Act, the Company’s deduction for interest expense could be limited in future years. The effects of other provisions of the Act are not expected to have a material impact on the Company’s financial statements.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance on accounting for the tax effects of the Act. SAB 118 provides a measurement period that begins in the reporting period that includes the Act’s enactment date and ends when an entity has obtained, prepared and analyzed the information that was needed in order to complete the accounting requirements under ASC 720. However, in no circumstance should the measurement period extend beyond one year from the enactment date. In accordance with SAB 118, a company must reflect in its financial statements the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. SAB 118 provides that to the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

The Company does not reflect a deferred tax asset in its financial statements but includes that calculation and valuation in its footnotes. We are still analyzing the impact of certain provisions of the Act and refining our calculations. The Company will disclose any change in the estimates as it refines the accounting for the impact of the Act.

13.	Subsequent Events

On January 26, 2018 the company entered into a joint venture with Ganja Gold to form “NewCo”. With the formation of NewCo, the intent is for the Parties to manufacture and distribute a new premium line of physiological based Vape formulations. under Ganja Gold Vape Brand (“GGV”). The GGV Brand will be powered by MYDX data and formulations utilizing the Eco Smart Pen Device under an exclusive license of MYDX Power Formulations. MyDx will have the option to acquire 50% of NewCo.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer has concluded that our disclosure controls and procedures are not effective as of December 31, 2017, due to the material weaknesses in our internal control over financial reporting identified below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the year ended December 31, 2017, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting due to: (i) the Company not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge and experience in the application of accounting for warrants to purchase common and preferred stock issued in connection with convertible notes payable and convertible preferred stock and accounting for non-employee stock options, (ii) insufficient segregation of duties within the accounting function with respect to the review and approval of the underlying accounting records, (iii) the inability to close the Company’s books and timely issue financial statements, and (iv) inadequate management oversight resulting from the departure of all independent non-employee Board members in February 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. If the Company does not address the material weaknesses, we may not be able to manage our business as effectively as would be possible with an effective control system in place.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management has not completed a proper evaluation, risk assessment and monitoring of the company’s internal controls over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result management has concluded controls were not effective and identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are disclosed below.

Failure to Segregate Duties. Management has not maintained adequate segregation of duties within the Company due to its reliance on a few individuals to fill multiple roles and responsibilities. Our failure to segregate duties has been a material weakness for the period covering this report.

Sufficiency of Accounting Resources. The Company has limited accounting personnel to prepare its financial statements and handle complex accounting transactions. The insufficiency of our accounting resources has been a material weakness for the period covering this report.

Evaluation. The Company did not perform a proper evaluation, risk assessment or monitor their internal controls over financial reporting.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged the Company’s independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position
Daniel Yazbeck	40	Chief Executive Officer, Chief Financial Officer, and Director (Chairman of the Board)

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned in each of the Company’s last two fiscal years ended December 31, 2016 and 2017 by: (i) its principal executive officer; and (ii) its two most highly compensated executive officers other than the principal executive officer who was serving as an executive officer of the Company as of the end of the last completed fiscal year. The tables below include the compensation for the Company named executive officers as of December 31, 2017.

Summary Compensation Table

The following table lists the summary compensation of the Company’s named executive officers for the prior two fiscal years:

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	All other comp.	Total
Daniel R. Yazbeck (1)(2)(3)(4)	2017	$180,000	$180,000	$-	$-	$-	$360,000
Chief Executive Officer and	2016	$180,000	$180,000	$-	$-	$5,691,993	$6,051,993
Chief Financial Officer (3)

(1)	In 2014, CDx, Inc. established its 2014 Equity Incentive Plan pursuant to which it is authorized to grant up to an aggregate of 6,200,000 options to purchase share of common stock. The Company assumed CDx’s 2014 Equity Incentive Plan upon consummation of the Merger.
(2)	In July 2014, Mr. Yazbeck was granted an option to purchase 450,000 shares of CDx’s common stock at $0.08 per share. The options subject to the grant began vesting as of December 1, 2013. 1/12th of the underlying shares vest each month thereafter.

(3)	Mr. Yazbeck was the Chief Executive Officer of the Company between April 30, 2015 and July 10, 2015; the Chief Innovation Officer of the Company between July 10, 2015 and September 29, 2015; the Interim Chief Executive Officer of the Company between August 6, 2015 and September 9, 2015; and has been the Chief Executive Officer and Chief Financial Officer of the Company since September 29, 2015.
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

Outstanding Equity Awards at Fiscal Year End

The following table lists the outstanding equity awards held by the Company’s named executive officers at December 31, 2017:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS (1)							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercisable Price	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Shares or Units of Stock that have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested
Daniel Yazbeck (2)(3)	500,000	-	-	$0.08	6/30/2024	-	-	-	-

(1)	In 2014, CDx established its 2014 Equity Incentive Plan pursuant to which it is authorized to grant up to an aggregate of 6,200,000 options to purchase shares of common stock. The Company assumed CDx’s 2014 Equity Incentive Plan upon consummation of the Merger.
(2)	In July 2014, Mr. Yazbeck was granted an option to purchase 250,000 shares of CDx’s common stock at $0.08 per share. The options subject to the grant began vesting as of December 1, 2013. 1/12th of the underlying shares vest each month thereafter.
(3)	In July 2014, Mr. Yazbeck was granted an option to purchase 250,000 shares of CDx’s common stock at $0.08 per share. The options subject to the grant began vesting as of July 1, 2014. 1/24th of the underlying shares vest each month thereafter.

Director Compensation

The following table lists the compensation of the Company’s directors, during the last fiscal year ended December 31, 2017:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Daniel Yazbeck	$-	-	-	(2)(3)	-	-	-	$-

(1)	In 2014, CDx established its 2014 Equity Incentive Plan pursuant to which it is authorized to grant up to an aggregate of 6,200,000 options to purchase shares of common stock. The Company assumed CDx’s 2014 Equity Incentive Plan upon consummation of the Merger.
(2)	In July 2014, Mr. Yazbeck was granted an option to purchase 250,000 shares of CDx’s common stock at $0.08 per share. The options subject to the grant began vesting as of December 1, 2013. 1/12th of the underlying shares vest each month thereafter.
(3)	In July 2014, Mr. Yazbeck was granted an option to purchase 250,000 shares of CDx’s common stock at $0.08 per share. The options subject to the grant began vesting as of July 1, 2014. 1/24th of the underlying shares vest each month thereafter.

Director Compensation Arrangements

We also reimburse all directors for any expenses incurred in attending directors’ meetings. We also provide officers and directors liability insurance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 30, 2018 for:

Name and Address of Beneficial Owner	Common Stock Owned Beneficially		Percent of Class	Series A Preferred Stock Beneficially Owned	Percent of Class	Series B Preferred Stock Beneficially Owned	Number of Voting Securities		Number of Voting Securities		Percent of Voting Securities
Daniel Yazbeck, Sole Officer and Sole Member of the Board	39,142,500	(1)	2.06%	51	100%	200,000	67.41	%(2)	2,009,806,999	(2)	52.01%

(1)	Consists of 10,000 shares held directly by Mr. Yazbeck, 9,132,500 shares held by seven trusts for which Mr. Yazbeck serves as trustee, and 30,000,000 shares held by Mr. Yazbeck and YCIG, Inc. (an entity over whose securities Mr. Yazbeck has sole voting and sole investment control).

(2)

On January 6, 2017, 300,000 shares of Series B Preferred were issued to Mr. Yazbeck. On June 30, 2017, Mr. Yazbeck sold 100,000 shares of Series B Preferred for net proceeds of $45,000. Mr. Yazbeck then lent the $45,000 to the Company. On December 14, 2017, the Company issued 33,000,000 shares of common stock pursuant to a conversion of 3,300 shares of Series B Preferred stock at a conversion price of $0.0001. As of April 16, 2018, 296,700 shares of Series B outstanding. Each share has one vote per share.

(3)	Consists of the 39,142,500 shares held by Mr. Yazbeck and YCIG, Inc., the 200,000 shares of Series B Preferred, and the 1,970,464,499 shares Mr. Yazbeck is entitled to vote through his ownership of 51 Series A Preferred Shares.

●	each of our directors and nominees for director;
●	each of our named executive officers;
●	all of our current directors and executive officers as a group; and
●	each person, entity or group, who beneficially owned more than 5% of each of our classes of securities.

We have based our calculations of the percentage of beneficial ownership on 1,893,272,792 shares of our Common Stock outstanding as of March 30, 2018, the 296,700 shares of Series B outstanding as of April 16, 2018, as well as the 51 shares of Series A Preferred held by Mr. Yazbeck which represents 1,970,464,499 voting shares for a total of 3,864,033,991 voting shares. We have deemed shares of our common stock subject to warrants and stock options that are currently exercisable within 60 days of March 30, 2018 to be outstanding and to be beneficially owned by the person holding the stock option or warrant for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the mailing address of each beneficial owner is c/o MyDx, Inc., 6335 Ferris Square, Suite B, San Diego, California 92121. The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of December 31, 2017 with respect to compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
2014 Equity Incentive Plan (approved by shareholders)	1,496,250	$0.27	4,710,000
2017 Stock Incentive Plan (approved by shareholders)	0	$0	6,500,000

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

On December 25, 2016, Mr. Yazbeck, in his separate capacities as sole Board member and as the holder of a majority of the Company’s voting shares, voted to ratify the MyDx, Inc. 2017 Stock Incentive Plan (the “Plan”). There are 150,000,000 million shares available to be issued pursuant to the Plan. Between January 1, 2017 and April 11 2018, 0 shares have been issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following is a summary of transactions since January 1, 2017 to which we have been or will be a party in which the amount involved exceeded or will exceed $4,675 (one percent of the average of our total assets at year-end for our last two completed fiscal years) and in which any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing a household with, any of these individuals, had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section captioned “Executive Compensation.”

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

On February 7, 2017, the Company’s officer made non-interest bearing loans of $25,000 to the Company in the form of cash. The loan is due on demand and unsecure. During the year ended December 31, 2017 the note was repaid.

On April 20, 2017, the Company’s officer made non-interest bearing loans of $20,000 to the Company in the form of cash. The loan is due on demand and unsecure. During the year ended December 31, 2017 the note was repaid.

On May 8, 2017, the Company’s officer made non-interest bearing loans of $10,000 to the Company in the form of cash. The loan is due on demand and unsecure. During the year ended December 31, 2017 the note was repaid.

On June 19, 2017, the Company’s officer made non-interest bearing loans of $35,000 to the Company in the form of cash. The loan is due on demand and unsecure. During the year ended December 31, 2017 the note was repaid.

On July 17, 2017, the Company’s officer made non-interest bearing loans of $10,000 to the Company in the form of cash. The loan is due on demand and unsecure. During the year ended December 31, 2017 the note was repaid.

On July 20, 2017, the Company’s officer made non-interest bearing loans of $20,000 to the Company in the form of cash. The loan is due on demand and unsecure. During the year ended December 31, 2017 the note was repaid.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s independent registered public accounting firm, for the years ended December 31, 2017 and 2016:

	2017	2016
Burr Pilger Mayer, Inc.

Audit fees	$-	$121,221
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
	$-	$121,221

	2017	2016
Anton & Chia

Audit fees	$45,125	$29,150
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
	$45,125	$29,150

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements and reviews of our interim consolidated financial statements included in quarterly reports.

Tax Fees. Burr Pilger Mayer, Inc., and Anton & Chia did not provide us with professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

part iv

ITEM 15. EXHIBITS

Exhibit		Incorporated by Reference	Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation.	S-1	3.1	10/15/2013
3.2	Amendment to Articles of Incorporation.	8-K	3.1	10/04/2016
3.3	Amendment to Articles of Incorporation (Series A Preferred Designation)	8-K	3.1	01/11/2017
3.4	Amendment to Articles of Incorporation (Series B Preferred Designation)	8-K	3.2	01/11/2017
3.5	Bylaws	S-1	3.2	10/15/2013
4.1	Form of Series B Warrant	8-K	10.7	05/05/2015
10.1	Patent Assignments, dated as of July 2, 2014, by and between CDx, Inc. and Richard Rouse.	8-K	10.2	05/05/2015
10.2*	Employment Agreement, dated as of October 15, 2014, between CDx and Daniel Yazbeck	8-K	10.3	05/05/2015
10.3*	Form of Registration Rights Agreement, dated as of October 2014, by and among CDx and the investors party thereto	8-K	10.6	05/05/2015
10.4*	2014 Equity Incentive Plan with CDx.	10-K	10.4	04/20/2017
10.5*	2015 Equity Incentive Plan.	8-K	10.8	05/05/2015
10.6*	MyDx, Inc. 2017 Stock Incentive Plan	8-K	4.2	02/09/2017
10.7	Office Lease dated April 1, 2015.	8-K	10.9	05/05/2015
10.8**	Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.1	05/05/2015
10.9**	Amendment No. 1 dated April 21, 2014 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.)	8-K/A	10.10	05/19/2015
10.10**	Amendment No. 2 dated July 1, 2014 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.11	05/19/2015
10.11**	Amendment No. 3 dated March 23, 2015 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.12	05/19/2015
10.12	Amendment No. 4 dated May 1, 2015 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.13	05/19/2015
10.13**	Amendment No. 5 dated May 5, 2015 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.14	05/19/2015
10.14**	Exclusive Patent Sublicense Agreement dated April 24, 2015 between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.15	05/26/2015
10.15	Amended Amendment No. 4 dated May 19, 2015 to Joint Development Agreement, dated as of November 1, 2013, between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.16	05/26/2015
10.16	Supply Agreement dated April 24, 2015 between CDx, Inc. and Next Dimension Technologies, Inc.	S-1/A	10.18	10/28/2015
10.17	Loan Agreement dated December 10, 2015 with YCIG, Inc.	8-K	10.21	12/16/2015
10.18	Equity Purchase Agreement dated February 2, 2016 with Kodiak Capital Group, LLC	8-K	10.30	02/09/2016
10.19	Registration Rights Agreement dated February 2, 2016 with Kodiak Capital Group, LLC	8-K	10.31	02/09/2016
10.20	Termination Letter to Kodiak Capital Group, LLC, dated June 30, 2016	8-K	10.1	07/07/2016

10.21	Distribution License Agreement Between the Company and Powerful Holdings, Ltd.	10-Q	10.1	11/23/2016
10.22	Consulting Agreement Between the Company and Lynx Consulting Group, Ltd., dated April 3, 2016	10-Q	10.2	11/23/2016
10.23	Settlement Agreement and Stipulation between the Company and Rockwell Capital Partners, Inc., dated November 29, 2016	8-K	10.1	12/2/2016
10.24	Advisory Services Agreement Between the Company and BCI Advisors, LLC, dated December 1, 2016	8-K	10.1	01/11/2017
10.25	Securities Purchase Agreement, dated December 23, 2016	8-K	10.2	01/11/2017
10.26	Escrow Agreement, dated December 23, 2016	8-K	10.3	01/11/2017
10.27	Form of Warrant	8-K	10.4	01/11/2017
10.28*	Settlement & Release Agreement -- Daniel R. Yazbeck and MyDx, Inc., dated December 23, 2016	8-K	10.5	01/11/2017
10.29*	Settlement & Release Agreement -- YCIG, Inc. and MyDx, Inc., dated January 4, 2017	8-K	10.6	01/11/2017
10.30**	First Amendment to The Exclusive Patent Sublicense Agreement, Dated November 29, 2016	8-K/A	10.2	01/13/2017
10.31**	JDA Termination Agreement, dated November 29, 2016	8-K/A	10.3	01/13/2017
10.32**	Amendment #2 to Supply Agreement, dated November 29, 2016	8-K/A	10.4	01/13/2017
10.33	Option Agreement and Research and Development Agreement between Company and Torque Research and Development, Inc., dated February 8, 2017	10-K	10.47	04/20/2017
10.34	Research, Branding, Advertising and Marketing Services Agreement, between Company and Libre Design, LLC, dated February 17, 2017.	10-K	10.48	04/20/2017
10.35	MYDX360 SAAS Ecosystem License and Services Agreement, between the Company and Black Swan, LLC, dated June 12, 2017	8-K	10.1	06/15/2017
10.36	Advertising Broker and Services Agreement, between the Company and Cellsius Technology Inc., dated June 9, 2017	8-K	10.2	06/15/2017
10.37	Settlement Agreement between the Company and BPM LLP, dated April 25, 2017	10-Q	10.1	08/21/2017
14.1	Code of Ethics.	8-K	14.1	05/05/2015
16.1	Letter From Burr Pilger Mayer, Inc. to the SEC Dated May 17, 2016	8-K/A	16.1	05/17/2016
16.2	Letter from Anton & Chia, LLP to the SEC dated February 12, 2018	8-K	16.1	02/13/2018
21.1	Subsidiaries of the Registrant.				X
31.1	Certification of Principal Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1***	Certification of Principal Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2***	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

**	The SEC has granted confidential treatment for certain portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the SEC.

***	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MyDx, Inc.

Date: April 17, 2018	By:	/s/ Daniel R. Yazbeck
	Name:	Daniel R. Yazbeck
	Title:	Chief Executive Officer, Chairman of the Board and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel R. Yazbeck	Chief Executive Officer, Chief Financial Officer, and Director	April 17, 2018
Daniel R. Yazbeck	(Principal Executive Officer, Principal Financial Officer, and
Principal Accounting Officer)

