Form 10-Q
period 2018-03-31
MyDx, Inc.
filed 2018-05-22
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of shares of common stock outstanding as of May 21, 2018 was 3,797,058,506.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MyDx, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2018	December 31, 2017
ASSETS

Current assets:
Cash	$37,590	$119,028
Inventory	170,432	180,503
Prepaid expenses and other current assets	-	821
Total current assets	208,022	300,352

Tooling in process	137,641	-
Property and equipment, net	47,939	66,832

Other assets	26,483	32,580
Total assets	$420,085	$399,764

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,562,155	$1,293,443
Customer deposits	14,884	20,107
Accrued liabilities	519,356	454,413
Current portion of leases payable	2,756	2,756
Due to related party	46,075	46,075
Convertible notes payable, current, net of debt discount	295,750	295,750
Derivative liability	1,230,950	2,596,005
Total current liabilities	3,671,926	4,708,549

Customer deposits	8,523	8,954
Total liabilities	3,680,449	4,717,503

Redeemable Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized 296,700 and 296,700 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	5,637,300	5,637,300

Commitments and contingencies

Stockholders’ deficit:
Series A Preferred stock, $0.001 par value; 51 shares authorized 51 and 51 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 1,894,397,541 and 1,859,397,541 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,894,397	1,859,397
Additional paid-in capital	19,961,007	19,818,536
Accumulated deficit	(30,753,068)	(31,632,972)
Total stockholders’ deficit	(8,897,664)	(9,955,039)
Total liabilities and stockholders’ deficit	$420,085	$399,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYDX INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Sales
Product revenue	$66,844	$78,019
Product service revenue	5,455	7,372
Licensing revenue	4,130	-
Total sales	76,429	85,391

Cost of goods sold
Product costs	26,338	33,848
Total cost of sales	26,338	33,848

Gross profit	50,091	51,543

Operating Expenses
Research and development	233,090	20,283
Sales and marketing	52,253	197,046
General and administrative	245,647	561,027
Total operating expenses	530,990	778,356

Loss from operations	(480,899)	(726,813)

Other income (expense)
Interest expense, net	(8,751)	(270,006)
Change in fair value of derivative liability	1,519,057	(3,591,831)
Derivative expense	(154,002)	(638,182)
Gain (loss) on settlement of debt	4,500	126,560
Gain on forfeiture of technology transfer deposit	-	-
Loss on extinguishment of debt	-	-

Total Other income (expense)	1,360,804	(4,373,459)

Income (loss) before provision for income taxes	879,905	(5,100,272)

Provision for income taxes	-	-
Net income (loss)	879,905	(5,100,272)

Income (loss) per share
Basic	$0.00	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic	1,878,730,874	1,120,023,451
Weighted average common shares outstanding - diluted	5,320,872,536	1,120,023,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

MyDx, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$879,905	$(5,100,272)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activties:
Depreciation and amortization	18,893	21,047
Common stock issued in exchange for services	150,000	76,300
Change in fair value of derivative liability	(1,519,057)	3,591,831
Derivative expense	154,002	638,182
Gain on settlement of accrued payroll	-	(44,005)
Gain on settlement of vendor liabilities	(4,500)	(82,554)
Stock based compensation	1,971	245,225
Interest expense related to amortization of debt issuance costs and debt discount	-	251,670
Changes in assets and liabilities:
Inventory	10,071	8,221
Prepaid expenses and other assets	6,918	1,517
Tooling in process	(137,641)	-
Accounts payable and accrued liabilities	358,431	261,015
Customer deposits	(431)	-
Long term obligations	-	161,552
Current portion leases payable	-	(197)
Net cash provided by (used in) operating activities	(81,438)	29,533

Cash flows from financing activities
Proceeds from the issuance of common stock	-	95,500
Proceeds from note payable - related party	-	25,000
Repayments on asset based loans	-	(54,485)
Net cash provided by financing activities	-	66,015

Net change in cash	(81,438)	95,548

Cash, beginning of period	119,028	38,203
Cash, end of period	$37,590	$133,751

Supplemental cash flow information:
Interest paid	$-	$8,400
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Settlement of debt with convertible note	$-	$525,538
Derivative cease to exist upon conversion of notes	$-	$1,656,420
Stock issued for settlement of vendor liabilities	$25,500	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

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

As reflected in the condensed consolidated Financial Statements, the Company had an accumulated deficit at March 31, 2018 and a net cash used in operating activities for the three months ended March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenues; however, its cash position may not be sufficient to support its daily operations. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by early-stage companies. These risks include, but are not limited to, the uncertainty of availability of financing and the uncertainty of achieving future profitability. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise funds through the capital markets. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. We reported negative cash flow from operations for the three months ended March 31, 2018. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generates sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $37,590 at March 31, 2018 will not be sufficient to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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

Business Segments

ASC 280 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. Currently, ASC 280 has no effect on the Company’s condensed consolidated financial statements as substantially all of the Company’s operations are conducted in one industry segment.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2018 and December 31, 2017, the Company held no cash equivalents.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of March 31, 2018 and December 31, 2017, there was an allowance for doubtful accounts of $27,851and $27,851 respectively.

During the three months ended March 31, 2018 the company recorded a bad debt expense of $0.

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

Revenue Recognition

The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method which would require a cumulative effect adjustment for initially applying the new revenue standard as an adjustment to the opening balance of retained earnings and the comparative information would not require to be restated and continue to be reported under the accounting standards in effect for those periods.

Based on the Company’s analysis the Company did not identify a cumulative effect adjustment for initially applying the new revenue standards. The Company principally generates revenue through providing product, services and licensing revenue

The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

1)	Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)	Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3)	Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company's contracts as of March 31, 2018 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

4)	Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. For example, a bonus or penalty may be associated with one or more, but not all, distinct services promised in a series of distinct services that forms part of a single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Product revenue

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

Research and Development Costs

Research and development costs are charged to expense as incurred. These costs consist primarily of salaries and direct payroll-related costs. It also includes purchased materials and services provided by independent contractors, software developed by other companies and incorporated into or used in the development of our final products. Research and development expenses for the three months ended March 31, 2018 and 2017 were $185,251 and $20,283, respectively.

Advertising Costs

Advertising costs are charged to sales and marketing expenses and general and administrative expenses as incurred. Advertising expenses, which are recorded in sales and marketing and general and administrative expenses, totaled $37,253 and $197,046 for the three months ended March 31, 2018 and 2017, respectively.

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

Earnings per Share

Earnings Per Share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share.  EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder.  The dilutive effect of outstanding convertible preferred stock, convertible payables, call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation. Pursuant to ASC Paragraphs 260-10-45-40 through 45-42 convertible securities shall be reflected in diluted EPS by application of the if-converted method.  The convertible preferred stock or convertible debt shall be assumed to have been converted at the beginning of the period (or at time of issuance, if later). In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) attributable to common stockholders per common share.

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Numerator:
Net income/(loss) attributable to common stockholders	$879,905	$(5,100,272)
Effect of dilutive securities:
Convertible note - Interest expense	8,751	-
Net change in derivative liabilities - convertible payables	(1,365,055)	-

Diluted net income (loss)	$(476,399)	$(5,100,272)

Denominator:
Weighted average common shares outstanding - basic	1,878,730,874	1,120,023,451
Dilutive securities (a):
Series A Preferred stock	51	-
Series B Preferred stock	2,967,000,000	-
Convertible notes payable	128,586,957	-
Convertible accounts payable	346,554,654	-
Options	-	-
Warrants	-	-

Weighted average common shares outstanding and assumed conversion - diluted	5,320,872,536	1,120,023,451

Basic net income (loss) per common share	$0.00	$(0.00)

Diluted net loss per common share	$(0.00)	$(0.00)

(a) - Anti-dilutive options excluded:	261,835,149	3,644,971,304

The Company had the following common stock equivalents at March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Series A Preferred stock	51	51
Series B Preferred stock	2,967,000,000	3,000,000,000
Convertible notes payable	66,584,538	25,355,932
Convertible accounts payable	312,821,828	357,780,146
Options	1,496,250	1,490,026
Warrants	260,345,149	260,345,149
Totals	3,608,247,816	3,644,971,304

There were approximately 3,608,247,816 potentially outstanding dilutive common shares for the period ended March 31, 2018. Since the Company incurred a net loss for the period ended March 31, 2017, the inclusion of any common stock equivalents would have been anti-dilutive.

Recent Accounting Guidance Adopted

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which we adopted for interim and annual reporting periods beginning after December 15, 2017. The adoption of ASU 2016-10 had no material effect on its financial position or results of operations or cash flows.

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

5.	Inventory

Inventory as of March 31, 2018 and December 31, 2017 is as follows:

	March 31,	December 31,
	2018	2017
Finished goods	$23,420	$49,889
Raw materials	147,012	130,614
	$170,432	$180,503

a

6.	Debt

Convertible Notes

During the three months ended March 31, 2018 the Company did not enter into or convert any convertible notes. The following table shows the outstanding balance as of March 31, 2018 and December 31, 2017 respectively.

	March 31,	December 31,
	2018	2017
Convertible Note - February 6, 2017	295,750	295,750
Total	$295,750	$295,750

Due to related party

As of March 31, 2018 and December 31, 2017, the Company is reflecting a liability of $46,075, and $46,075, respectively.

7.	Derivative Liabilities

The Company has identified derivative instruments arising from embedded conversion features in the Company’s convertible notes payable and accounts payable at March 31, 2018.

The following summarizes the Binomial-lattice model assumptions used to estimate the fair value of the derivative liability and warrant liability at the date of issuance and for the convertible notes converted during the three months ended March 31, 2018.

	Low	High
Annual dividend rate	0%	0%
Expected life in years	0.5	1.00
Risk-free interest rate	1.78%	2.09%
Expected volatility	118.00%	180.00%

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

Remaining term: The Company’s remaining term is based on the remaining contractual maturity of the convertible notes payable and accounts payable.

The following are the changes in the derivative liabilities during the three months ended March 31, 2018.

	Three Months Ended March 31, 2018
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2018	$-	$-	$2,596,005
Addition	-	-	154,002
Gain on changes in fair value	-	-	(1,519,057)
Derivative liabilities as March 31, 2018	$-	$-	$1,230,950

8.	Stockholders’ Deficit

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

Series A Preferred Stock

As of March 31, 2018, and December 31, 2017, the Company has designated 51 shares of Series A Preferred Stock par value $0.001 and 51 shares are issued and outstanding. The Series A Preferred Stock can convert into common stock at a 1:1 ratio. Each one (1) share of the Series A Preferred shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036). On December 23, the 51 shares were issued to Mr. Yazbeck, the Company’s sole officer and the sole member of the Board. Mr. Yazbeck, via his ownership of the 51 shares of the Series A Preferred, has control of the majority of the Company’s voting stock.

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

During the three months ended March 31, 2018, the Company issued 30,000,000 shares of common stock in exchange for services at a fair value of $150,000.

On January 24, 2018, the company issued 5,000,000 shares common stock to settle outstanding vendor liabilities of $30,000. In connection with this transaction the company also recorded a gain on settlement of vendor liabilities of $4,500.

Total stock-based compensation expense, for both employee and non-employee options, recognized by the Company for the three months ended March 31, 2018 was $1,971. No tax benefits were recognized in the three months ended March 31, 2018.

9.	Commitments and Contingencies

Distribution and License Agreement and Joint Development Agreements

The Company entered into a Distribution and License Agreement with a third-party for the purpose of developing a sensor array to be used in the Company’s product. The Distribution and License Agreement has an initial term of ten years, but can be terminated earlier if the project does not meet the specifications of the Company. The Company will obtain exclusive rights to sell and distribute once a successful sensor prototype is developed. In exchange for a functional prototype, the Company will pay the third-party a 7% royalty on net sales. During the three months ended March 31, 2018, the Company did not incur any development costs related to the Distribution and License Agreement.

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

On January 26, 2018 the company entered into a joint venture with Ganja Gold to form “NewCo”. With the formation of NewCo, the intent is for the Parties to manufacture and distribute a new premium line of physiological based Vape formulations under Ganja Gold Vape Brand (“GGV Brand”). The GGV Brand will be powered by MYDX data and formulations utilizing the Eco Smart Pen Device under an exclusive license of MYDX Power Formulations. MyDx will have the option to acquire 50% of NewCo.

License and Distribution Agreement

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

On March 1st and 15th, 2017, MyDx, Inc. received a payment demand for the initial and subsequent payment of $50,000 and $25,000 per month respectively, exclusive of costs and other fees, due and owing under the BCI Advisors, LLC (“BCI”) advisory services agreement (the “Advisory Services Agreement”). The Company elected in lieu of cash to pay in unrestricted common stock, registered in form S-8. The Company made an initial payment of seventy five million shares in partial satisfaction of the amount due and owing that does not exceed the Company’s obligations under the Advisory Services Agreement to restrict BCI’s beneficial ownership to 4.99%. This summary contains only a brief description of the material terms of the Advisory Services Agreement and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the Advisory Services Agreement. A copy of the Advisory Services Agreement was filed in a Current Report on Form 8-K.

On November 3, 2017 the Company and Phylos Bioscience, Inc. (“Phylos”) entered into a License, Co-Marketing, and Data Sharing Agreement (the “Phylos Agreement”). Pursuant to the Phylos Agreement, the Company and Phylos each granted a non-exclusive license to the other party to access their data and use their trademarks and logo on marketing materials. Neither party paid cash or issued shares in connection with the Phylos Agreement. The license was the consideration given by each party. The term of the Phylos Agreement is five (5) years.

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

The Company has evaluated events that occurred subsequent to March 31, 2018 and through the date the financial statements were issued.

Subsequent to March 31, 2018, an investor converted 14,700 Series B Preferred stock in to 147,000,000 shares of common stock.

Subsequent to March 31, 2018, YCIG, Inc. converted 175,000 Series B Preferred stock in to 1,750,000,000 shares of common stock.

Subsequent to March 31, 2018, the Company issued 4,285,714 shares of its restricted common stock to settle outstanding vendor liabilities of $15,000.

Subsequent to March 31, 2018, the Company issued 2,500,000 shares of its restricted common stock to consultants in exchange for services.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, MyDx’s audited annual financial statements and the related notes thereto as filed with the Securities and Exchange Commission (“SEC”) on April 17, 2018. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Forward-Looking Statements” in this quarterly report. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the disclosure under the heading “Risk Factors” elsewhere in this quarterly report.

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

The Company’s founder, sole officer and sole member of the Board of Directors, Daniel Yazbeck, is an experienced executive with over 15 years of product research, development and commercialization experience including at Fortune 500 companies. Mr. Yazbeck was a scientist for Pfizer Pharmaceuticals, specializing in Chemical R&D technologies that identify and manufacture Active Pharmaceutical Ingredients at scale using green chemistry and a strategic product and market developer for Panasonic, engineering new consumer electronic products and deploying them with strategic partners in the healthcare industry. Mr. Yazbeck is also a seasoned asset-backed investor at Yazbeck Investments and holds a Master of Science degree in medicinal chemistry from McGill University.

MyDx, and its wholly owned subsidiary, CDx, have executed a four-year business plan. The Company has received cash investments of approximately $8 million to date. In 2013, CDx was established with $210,000 in seed funding and resource support from an entity affiliated with Mr. Yazbeck to secure strategic development partners and establish a market, product and initial IP portfolio. In 2014, CDx developed, protected, manufactured and marketed the beta version of its first product, the MyDx Analyzer, through a crowdfunding campaign that launched in January 2014 as well as a financing round where $600,000 of shares of CDx, Inc. Series A Preferred Stock was sold through April 2014 and $2 million in convertible notes were issued through September 2014. The Beta product was released in the first quarter of 2015, at which point $4,800,000 of shares of Series B Preferred Stock in CDx, Inc. was sold followed by the completion of the Merger with MyDx, Inc., whose shares of common started to trade on the OTCQB marketplace. The official product was released in the third quarter of 2015 and the Company received an additional $250,000 loan from the same entity affiliated with Mr. Yazbeck to help finance its operations in the fourth quarter. In 2016, we believe the Company continued to penetrate its market and increased brand recognition. Since the MyDx Analyzer’s launch in 2015 it has generated close to $1.5M in revenues. In addition, in 2016, the Company launched additional products that tests for pesticides in food and chemicals in water and financed the company’s operations primarily through the issuance of convertible debt, the majority of which had been satisfied as of December 31, 2017.

Business Plan

The Company is currently focused on 4 key business segments to service the cannabis industry.

1.	Consumer Products

Smart Devices & Consumables

1)	CannaDxTM

●	The cannabis industry’s first hand-held cannabis sensor and analyzer with disposable single use inserts.
●	Comes with a mobile app that acts as a ‘virtual budtender’.
●	Analyzes cannabis sample and provides a Total Canna ProfileTM (TCP), a more complete chemical profile to include THC and the most prevalent cannabinoids and terpenes found in cannabis plants.
●	Cannabinoids such as THC and CBD have been reported to bind the CB1 and CB2 receptors found throughout the human body and have been reported to provide relief to an array of symptoms, including pain, nausea, and inflammation to name a few. Terpenes, which have been reported to compound the effects of cannabinoids on the body via an “Entourage Effect”, are also important in determining the overall physiological effects various cannabis chemical profiles.
●	Enables users to log their ailments and side effects and tie those back to the exact chemical profile.
●	Provides strain recommendations based on desired “relief” input based on crowdsourced community feedback.

2)	Eco Smart PenTM and Other Delivery Devices

●	MyDx plans to develop additional smart hardware that gather user data, such as the Eco Smart Pen. MyDx plans to release the Eco Smart Pen in the third quarter of 2018.
●	Integrated with Bluetooth as well as other technologies that will allow for mobile-app control, dose restrictions, safety controls, and usage statistics.
●	We plan to OEM these product to third-party customers.

3)	MyDx Tablet Edition

●	MyDx plans to develop he first touchscreen kitchen tablet in the market with integrated MyDx sensor reading capability.
●	Sensor lineup to include OrganaDx, AquaDx, and AeroDx.
●	Company plans to offer CannaDx data portal management ability in MyDx Tablet Edition.

MyDx plans to evaluate the 510K FDA device approval process to leverage its consumer products and the ability of insurance companies to support sales of its smart devices and generate HIPPA compliant crowdsourced data.

2.	Data Analytics

Pre-Clinical Chemical Analysis and Patient Feedback Ecosystem.

MyDx has four classes of data and algorithms:

1)	User Data

●	When users download the CannaDx mobile app, we may ask them put in personal details such as gender, location, height, weight, age etc. that we maintain while complying with HIPAA.

2)	Chemical Composition Data

●	This information is sourced from a number of inputs including the CannaDx Handheld’s Total Canna Profile (TCP), partner laboratories analyses, and branded pre-tested concentrates.

3)	User Feedback

●	Provided by users in our CannaDx mobile app as they try various products and record their experiences with those products.

4)	Usage Statistics

●	We plan to capture type, frequency, dosage, ailments relieved, and side effects.

MyDx plans to leverage this data, which combined is referred to as the Total Canna ProfileTM (TCP), combined with our proprietary algorithms, to develop key insights into user behavior based on unique chemical profiles. Our goal is to track how a specific sample is expected to help relieve certain ailments and to validate the results.

3.	Biopharmaceutical

Identifying ‘green Active Pharmaceutical IngredientsTM’ (gAPITM) and corresponding formulations

1)	Sale and License of Product Formulations

●	MyDx plans to work with third party customers to license crowdsourced formulated chemical profiles that are expected to address a specific “relief” desired using its own proprietary formulas derived from our extensive dataset and algorithms.

2)	Sale of green Active Pharmaceutical Ingredients (gAPITM)

●	This division will also look to provide an organic source of extracted green Active Pharmaceutical Ingredients (gAPITM), such as a predefined terpene formulation, for consumer and industrial use.
●	Given that certain classes of gAPI’s such hemp derived CBD and terpenes might offer “relief” without the “high” THC provides, MyDx intends to partner with leaders in the industry to offer branded products without THC, akin to a “virgin” cocktail, if it finds that these formulations offer the benefits desired and the legal framework to sell them is viable.

4.	SaaS (Software as a Service)

Software services for prescribers, patient groups, cultivators, and regulators

1)	MyDx App

●	Available in iOS and Android and controls the MyDx Analyzer.
●	Tracks patient tested samples and physiological feedback.
●	Prints a Certificate of Analysis, which includes patient feedback.
●	Offers patients groups and their doctors with OEM software to track what the community is experiencing.
●	Centrally hosted in our secure cloud based server.
●	Will offer in App purchases for additional software subscription features.

2)	MYDX360

●	MyDx360 is a Software As A Service (SAAS)-based community engagement platform designed to help entrepreneurs develop, launch and track the effects of new formulated products on consumers to help penetrate their target markets more effectively.
●	As part of the service, companies will choose from among MyDx’s many chemical formulations that best align with the physiological response its target demographic is seeking. From there, MyDx will outsource the delivery of those formulations through licensed concentrate manufacturing facilities and provide customer-engagement support via its SAAS platform and MyDx smart devices such as the EcoSmartPen to acquire and analyze user feedback.
●	Collectively, this suite of services will be called MyDx360.

3)	Software to Support Laboratory Marketing, Customer Service and Data Aggregation

●	MyDx will offer what we believe will be the premier lead generator and outsourced services provider for cannabis testing labs.
●	Through certain assets MyDx expects to develop or acquire, as well as leads generated from our handheld analysis and smart devices, we believe MyDx will be positioned to become a world leader in cannabis laboratory marketing and services and as the largest “data holder” of tested cannabis and the associated chemical profiles tied to the ailment therapy.

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

Appointment of Dr. Heiner Dreismann to Business Advisory Board

On April 20, 2018, the Company entered into an agreement to appoint Dr. Heiner Dreismann to its business advisory board to assist the Company’s management with evaluating potential merger and acquisition opportunities, developing a plan to secure a medical device designation from Health Canada for CannaDx, and other advice related to the Company’s business.

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

License and Services Agreement

On April 26, 2018, the Company entered into a License and Services Agreement with Humanity Holdings Inc. and Humanity Products, Inc. (collectively “Humanity Holdings”). Humanity Holdings currently operates a manufacturing and distribution facility, licensed by the state of California, through which it engages in the sale and distribution of various cannabis related products. The Company granted Humanity Holdings a non-exclusive license to manufacture, sell, and distribute products within California using proprietary product formulations owned or licensed by the Company. The Company agreed to issue Humanity Holdings shares of Common Stock worth $25,000 on the 45th day following the effective date of the agreement. This is in exchange for Humanity Holdings not contracting with a competitor of the Company who provides formulation services, smart vape device hardware and related software applications to its network, product branding or access to reporting from its data set that ties a user’s experience to a chemical profile of the product they are consuming. Humanity Holdings will pay 20% of net sales to the Company as a support services fee and 30% of net sales to the Company as a royalty.

Results of Operations

As shown in the accompanying consolidated financial statements, the Company incurred net income of $879,905 and net losses of $5,100,272, respectively, for the three months ended March 31, 2018 and March 31, 2017. The Company had an accumulated deficit of $30,753,068 and $ $31,632,972 respectively, as of March 31, 2018 and December 31, 2017.

Comparison of Years Ended December 31, 2017 and 2016

Revenue

For the three months ended March 31, 2018 and 2017, the Company had licensing revenue of $4,130 and $0, respectively. The increase is from the company not having licensing contracts as of March 31, 2017. For the three months ended March 31, 2018 and 2017, the Company had product service revenue of $5,455 and $7,372, respectively. the decrease is from the company selling less protection plans for the three months ended March 31, 2018. For the three months ended March 31, 2018 and 2017, the Company had product revenue of $66,844 and $78,019 respectively. The decrease in revenue for the three months ended March 31, 2018 compared to 2017 was a result of the decision to discontinue the use of distributors in an effort to improve gross profit margins.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the three months ended March 31, 2018 and 2017 were 61% and 60%, respectively. The gross margin was positively affected by a decrease in accrued royalties, as well as the increase in the amount of Grower’s Packages sold as well as more direct to consumer sales compared to sales via distributors.

Research and Development Expenses

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the three months ended March 31, 2018, the Company expended $233,090 for various research and development projects for hardware, database, software and sensor development as compared to $20,283 for the three months ended March 31, 2017. The increase of $212,807, was due to the development and supporting systems for the eco smart pen.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of consulting fees for third-party services and general marketing expenses. For the three months ended March 31, 2018, the Company expended $52,253 as compared to $197,046 for the three months ended March 31, 2017. The decrease of $144,793, or 73%, resulted primarily from the Company expanding brand awareness surrounding its new product lines using more economical PR and social media marketing channels targeting Canada as compared to the costlier product expansion collaboration models entered into in prior years.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses.

For the three months ended March 31, 2018, the Company expended $245,647 as compared to $561,027 for the three months ended March 31, 2017. The decrease of $315,380, or 56%, resulted primarily from decreases in investor relation fees, legal fees, and miscellaneous general administrative expenses. Management intends to keep General and Administrative Expenses at this level for the foreseeable future.

Other income (expense)

Other expenses increased $5,734,263, resulted primarily from the increase of gain on fair value derivative liability of approximately $1.5 million and interest expense related to the notes payable. These were offset by a decrease in a gain (loss) on settlement of debt.

Liquidity and Capital Resources

Since its inception, capital raised by the Company has been used primarily for the Company’s research and development efforts and to support its operations. As of March 31, 2018, the Company had remaining cash of $37,590 with a net working capital deficit of $3,463,904. As a result of the Company’s significant operating expenditures and the lack of significant product sales revenue, we expect to incur losses from operations for the near future and will be required to seek additional capital to sustain our operations.

It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generate sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $37,590 will not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Working Capital

	March 31, 2018	December 31, 2017
Current assets	$208,022	$300,352
Current liabilities	3,671,926	4,708,549
Working Capital Deficit	$(3,463,904)	$(4,408,197)

Current assets for March 31, 2018 decreased compared to December 31, 2017 primarily due to a decrease in cash inventory.

Current liabilities for March 31, 2018 decreased compared to December 31, 2017 primarily due to a decrease in derivative liability.

Cash Flows

	Three Months Ended March 31,
	2018	2017
Net Cash Provided by (Used in) Operating Activities	$(81,438)	$29,533

Net Cash Provided by Financing Activities	-	66,015
Net Change	$(81,438)	$95,548

Net Cash Provided by (Used in) Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, common stock issued in exchange for services, and the change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes, and a gain of settlement of liabilities during the three months ended March 31, 2018, as well as the effect of changes in working capital and other activities.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2018, financing activities provided cash of $0.

Going Concern

At March 31, 2018, we had an accumulated deficit of $30,753,068. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

There have not been any material changes to our exposures to market risk during the three months ended March 31, 2018 that would require an update to the relevant disclosures provided in our 2017 Annual Report on Form 10-K filed with the SEC on April 17, 2018.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of March 31, 2018, due to the fact that management has not fully remediated the material weakness described in our Current Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the year ended December 31, 2017, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting due to the Company not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge and experience in the application of accounting for warrants to purchase common and preferred stock issued in connection with convertible notes payable and convertible preferred stock and accounting for non-employee stock options. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. If the Company does not address the material weaknesses, we may not be able to manage our business as effectively as would be possible with an effective control system in place.

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

Item 1A. RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 17, 2018.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2018, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

During the three months ended March 31, 2018, the Company issued 30,000,000 shares of common stock in exchange for services at a fair value of $150,000.

On January 24, 2018, the company issued 5,000,000 shares common stock to settle outstanding vendor liabilities of $30,000. In connection with this transaction the company also recorded a gain on settlement of vendor liabilities of $4,500.

Item 3. DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Description of Exhibit

16.1	Letter From Anton & Chia, LLP, dated February 12, 2018 (incorporated herein by reference to exhibit 16.1 of the Company’s Current Report on Form 8-K filed on February 13, 2018 with the United States Securities and Exchange Commission)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MyDx, Inc.

Date: May 21, 2018	By:	/s/ Daniel R. Yazbeck
	Name:	Daniel R. Yazbeck
	Title:	Chief Executive Officer, Chairman of the Board and Chief Financial Officer

