Form 10-Q/A
period 2018-03-31
MyDx, Inc.
filed 2018-05-22
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Amendment No. 1)

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

EXPLANATORY NOTE

MyDx, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to its Quarterly Report for the fiscal quarter ended March 31, 2018 on From 10-Q filed with the United States Securities and Exchange Commission on May 21, 2018 (the “March 31, 2018 10-Q”) solely to include XBRL (Extensible Business Reporting Language) information in Exhibit 101 that was excluded from our March 31, 2018 10-Q, as provided for under Rule 405 of the Securities and Exchange Commission’s Regulation S-T. This Amendment No. 1 makes no other changes to the March 31, 2018 10-Q as filed with the United States Securities and Exchange Commission on May 21, 2018.

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

MyDx, Inc.

Date: May 22, 2018	By:	/s/ Daniel R. Yazbeck
	Name:	Daniel R. Yazbeck
	Title:	Chief Executive Officer, Chairman of the Board and Chief Financial Officer