Form 10-Q
period 2018-06-30
MyDx, Inc.
filed 2018-08-14
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of shares of common stock outstanding as of August 14, 2018 was 3,877,641,423.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MyDx, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$41,889	$119,028
Inventory	163,734	180,503
Prepaid expenses and other current assets	4,526	821
Total current assets	210,149	300,352

Tooling in process	173,854	-
Property and equipment, net	32,838	66,832

Other assets	23,983	32,580
Total assets	$440,824	$399,764

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,650,327	$1,293,443
Customer deposits	18,431	20,107
Accrued liabilities	565,036	454,413
Current portion of leases payable	2,756	2,756
Due to related party	151,075	46,075
Convertible notes payable, current, net of debt discount	265,750	295,750
Derivative liability	1,626,216	2,596,005
Total current liabilities	4,279,591	4,708,549

Customer deposits	8,087	8,954
Total liabilities	4,287,678	4,717,503

Redeemable Series B Preferred stock, $0.001 par value; 300,000 shares authorized 107,000 and 296,700 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2,033,000	5,637,300

Commitments and contingencies

Stockholders’ deficit:
Series A Preferred stock, $0.001 par value; 51 shares authorized 51 and 51 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 3,849,270,211 and 1,859,397,541 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	3,849,270	1,859,397
Additional paid-in capital	21,834,253	19,818,536
Accumulated deficit	(31,563,377)	(31,632,972)
Total stockholders’ deficit	(5,879,854)	(9,955,039)
Total liabilities and stockholders’ deficit	$440,824	$399,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

MyDx, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Sales
Product revenue	$84,061	$119,661	$150,905	$197,680
Product service revenue	6,122	6,149	11,577	13,521
Licensing revenue	3,641	-	7,771	-
Total sales	93,824	125,810	170,253	211,201

Cost of goods sold
Product costs	35,762	27,187	62,100	61,035
Total cost of sales	35,762	27,187	62,100	61,035

Gross profit	58,062	98,623	108,153	150,166

Operating Expenses
Research and development	39,218	27,724	272,308	48,007
Sales and marketing	58,872	476,347	111,125	673,393
General and administrative	312,282	303,587	557,929	864,614
Total operating expenses	410,372	807,658	941,362	1,586,014

Loss from operations	(352,310)	(709,035)	(833,209)	(1,435,848)

Other income (expense)
Interest expense, net	(7,951)	(13,282)	(16,702)	(283,288)
Change in fair value of derivative liability	(327,117)	3,711,673	1,191,940	119,842
Derivative expense	(127,513)	(228,249)	(281,515)	(866,431)
Gain (loss) on settlement of debt	-	71,701	4,500	198,261
Gain on forfeiture of technology transfer deposit	-	135,000	-	135,000
Gain on extinguishment of debt	4,581	-	4,581	-

Total Other income (expense)	(458,000)	3,676,843	902,804	(696,616)

Income (loss) before provision for income taxes	(810,310)	2,967,808	69,595	(2,132,464)

Provision for income taxes	-	-	-	-
Net income (loss)	$(810,310)	$2,967,808	69,595	(2,132,464)

Income (loss) per share
Basic	$(0.00)	$0.00	$0.00	$(0.00)
Diluted	$(0.00)	$0.00	$0.00	$(0.00)

Weighted average common shares outstanding - basic	3,007,985,341	1,574,702,974	2,452,630,014	1,348,619,233
Weighted average common shares outstanding - diluted	3,007,985,341	5,038,598,230	3,999,109,821	1,348,619,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

MyDx, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$69,595	$(2,132,464)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,994	40,114
Common stock issued in exchange for services	245,750	473,800
Change in fair value of derivative liability	(1,191,940)	(119,842)
Derivative expense	281,515	866,431
Gain on settlement of accrued payroll	-	(44,005)
Gain on settlement of vendor liabilities	(4,500)	(154,255)
Stock based compensation	1,971	247,420
Loss on extinguishment of debt	(4,581)	-
Bad debt expense	-	-
Interest expense related to amortization of debt issuance costs and debt discount	-	260,420
Changes in assets and liabilities:
Inventory	16,769	(7,917)
Prepaid expenses and other assets	18,178	33,227
Accounts payable and accrued liabilities	492,284	357,103
Customer deposits	2,680	-
Long term obligations	-	(10,312)
Current portion leases payable	-	(742)
Net cash provided by (used in) operating activities	(38,285)	(191,022)

Cash flows from investing activity:
Tooling in process	(173,854)	-
Net cash used in investing activity	(173,854)	-

Cash flows from financing activities
Proceeds from the issuance of common stock	-	245,500
Proceeds from due to related party	105,000	135,000
Repayment of related party loans	-	(20,000)
Proceeds from the issuance of convertible notes payable, net of issuance costs	30,000	-
Repayments on asset based loans	-	(99,429)
Net cash provided by financing activities	135,000	261,071

Net change in cash	(77,139)	70,049

Cash, beginning of period	119,028	38,203
Cash, end of period	$41,889	$108,252

Supplemental cash flow information:
Interest paid	$-	$12,023
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Settlement of debt with convertible note	$60,000	$535,288
Common stock issued for settlement of vendor liabilities	$25,500	$-
Conversion of convertible debt to common stock	114,783	472,223
Conversion of convertible preferred stock to common stock	$3,604,300	$-
Derivative cease to exist upon conversion of notes	$-	$1,656,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

1.	Organization

MyDx, Inc. (the “Company”, “we”, “us”, “MyDx”, or “our”) (formerly known as Brista Corp.) was incorporated under the laws of the State of Nevada on December 20, 2012. The Company’s wholly owned subsidiary, CDx, Inc., was incorporated under the laws of the State of Delaware on September 16, 2013.

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

As reflected in the condensed consolidated Financial Statements, the Company had an accumulated deficit at June 30, 2018 and a net cash used in operating activities for the six months ended June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenues; however, its cash position may not be sufficient to support its daily operations. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by early-stage companies. These risks include, but are not limited to, the uncertainty of availability of financing and the uncertainty of achieving future profitability. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise funds through the capital markets. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. We reported negative cash flow from operations for the six months ended June 30, 2018. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generates sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $41,889 at June 30, 2018 will not be sufficient to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2018 and December 31, 2017, the Company held no cash equivalents.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of June 30, 2018 and December 31, 2017, there was an allowance for doubtful accounts of $27,851 and $27,851 respectively.

During the six months ended June 30, 2018 the Company recorded a bad debt expense of $0.

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

Based on the Company’s analysis the Company did not identify a cumulative effect adjustment for initially applying the new revenue standards. The Company principally generates revenue through providing product, services and licensing revenue.

The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of June 30, 2018 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. These costs consist primarily of salaries and direct payroll-related costs. It also includes purchased materials and services provided by independent contractors, software developed by other companies and incorporated into or used in the development of our final products. Research and development expenses for the six months ended June 30, 2018 and 2017 were $272,308 and $48,007, respectively.

Advertising Costs

Advertising costs are charged to sales and marketing expenses and general and administrative expenses as incurred. Advertising expenses, which are recorded in sales and marketing and general and administrative expenses, totaled $111,125 and $673,393 for the six months ended June 30, 2018 and 2017, respectively.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Numerator:
Net income/(loss) attributable to common stockholders	$(810,310)	$2,967,808	$69,595	$(2,132,464)
Effect of dilutive securities:
Convertible note - Interest expense	-	18,379	-	-
Net change in derivative liabilities - convertible payables	-	4,306,970	-	-

Diluted net income (loss)	$(810,310)	$7,293,157	$69,595	$(2,132,464)

Denominator:
Weighted average common shares outstanding - basic	3,007,985,341	1,574,702,974	2,452,630,014	1,348,619,233
Dilutive securities (a):
Series A Preferred stock	-	51	51	-
Series B Preferred stock	-	3,000,000,000	1,070,000,000	-
Convertible notes payable	-	16,337,778	-	-
Convertible accounts payable	-	194,785,455	379,889,803	-
Options	-	-	-	-
Warrants	-	252,771,972	96,589,953	-

Weighted average common shares outstanding and assumed conversion - diluted	3,007,985,341	5,038,598,230	3,999,109,821	1,348,619,233

Basic net income (loss) per common share	$(0.00)	$0.00	$0.00	$(0.00)

Diluted net income (loss) per common share	$(0.00)	$0.00	$0.00	$(0.00)

(a) - Anti-dilutive options excluded:	1,700,463,104	261,835,175	153,983,297	3,472,958,459

The Company had the following common stock equivalents at June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Series A Preferred stock	51	51
Series B Preferred stock	1,070,000,000	3,000,000,000
Convertible notes payable	144,915,652	16,337,778
Convertible accounts payable	379,889,803	194,785,455
Options	1,496,250	1,490,026
Warrants	104,161,788	260,345,149
Totals	1,700,463,053	3,472,958,459

There were approximately 1,855,927,821 potentially outstanding dilutive common shares for the period ended June 30, 2018. Since the Company incurred a net loss for the period ended June 30, 2017, the inclusion of any common stock equivalents would have been anti-dilutive.

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

5.	Inventory

Inventory as of June 30, 2018 and December 31, 2017 is as follows:

	June 30,	December 31,
	2018	2017
Finished goods	$14,992	$49,889
Raw materials	148,742	130,614
	$163,734	$180,503

6.	Debt

Convertible Notes

The following table shows the outstanding balance as of June 30, 2018 and December 31, 2017 respectively.

	June 30,	December 31,
	2018	2017
Convertible Note - February 6, 2017	265,750	295,750
Total	$265,750	$295,750

During the six months ended June 30, 2018 Hasfer, Inc and Carte Blanche, LLC entered into a note purchase agreement. Hasfer assigned $60,000 to Carte Blanche, LLC. The Company received additional proceeds of $30,000.

During the six months ended June 30, 2018 the lenders converted $60,000 of the outstanding principal into 26,086,956 shares of the Company’s common stock. This resulted in a gain on extinguishment of debt of $4,581.

Due to related party

On May 16, 2018, the Company’s officer made non-interest bearing loans of $75,000 to the Company in the form of cash. The loan is due on demand and unsecured.

On May 22, 2018, the Company’s officer made non-interest bearing loans of $30,000 to the Company in the form of cash. The loan is due on demand and unsecured.

As of June 30, 2018 and December 31, 2017, the Company is reflecting a liability of $151,075, and $46,075, respectively.

7.	Derivative Liabilities

The Company has identified derivative instruments arising from embedded conversion features in the Company’s convertible notes payable and accounts payable at June 30, 2018.

The following summarizes the Binomial-lattice model assumptions used to estimate the fair value of the derivative liability and warrant liability at the date of issuance and for the convertible notes converted during the six months ended June 30, 2018.

	Low	High
Annual dividend rate	0%	0%
Expected life in years	0.25	1.00
Risk-free interest rate	1.78%	2.35%
Expected volatility	116%	182%

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

Remaining term: The Company’s remaining term is based on the remaining contractual maturity of the convertible notes payable and accounts payable.

The following are the changes in the derivative liabilities during the six months ended June 30, 2018.

	Six Months Ended June 30, 2018
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2018	$-	$-	$2,596,005
Addition	-	-	281,515
Conversions			(59,364)
Gain on changes in fair value	-	-	(1,191,940)
Derivative liabilities as June 30, 2018	$-	$-	$1,626,216

8.	Stockholders’ Deficit

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

Series A Preferred Stock

As of June 30, 2018, and December 31, 2017, the Company has designated 51 shares of Series A Preferred Stock par value $0.001 and 51 shares are issued and outstanding. The Series A Preferred Stock can convert into common stock at a 1:1 ratio. Each one (1) share of the Series A Preferred shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036). On December 23, the 51 shares were issued to Mr. Yazbeck, the Company’s sole officer and the sole member of the Board. Mr. Yazbeck, via his ownership of the 51 shares of the Series A Preferred, has control of the majority of the Company’s voting stock.

Series B Preferred Stock

As of June 30, 2018, and December 31, 2017, the Company has designated 300,000 shares of Series B Preferred Stock par value $0.001 and 107,000 and 296,700 shares, respectively, were issued and outstanding. The Series B Preferred is convertible into shares of Common Stock at a conversion price of $0.0001. Holders of the Series B Preferred are entitled to receive dividends annually equal to $0.10 for each share of Series B Preferred held. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series B Preferred then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of Common Stock. Until such time as there are fewer than 20,000 shares of Series B Preferred outstanding, the Company needs to obtain the majority votes of the holders of Series B Preferred with regard to certain actions. Holders of Series B Preferred shares are entitled to one vote for each share held, are entitled to elect up to two members to the Board, and, absent such election, are provided certain voting and veto rights with regard to any vote by the Board.

During the year ended December 31, 2017 an investor converted 3,300 Series B Preferred stock in to 33,000,000 shares of common stock.

During the six months ended June 30, 2018 investors converted 189,700 Series B Preferred stock in to 1,897,000,000 shares of common stock.

Common Stock

On September 30, 2016, the Company amended articles of incorporation to increase the number of authorized common shares to 10,000,000,000 as included on Form 8-K filed with the SEC on October 4, 2016.

On January 24, 2018, the Company issued 5,000,000 shares common stock to settle outstanding vendor liabilities of $30,000. In connection with this transaction the Company also recorded a gain on settlement of vendor liabilities of $4,500.

During the six months ended June 30, 2018, the Company issued 57,500,000 shares of common stock in exchange for services at a fair value of $245,750.

During the six months ended June 30, 2018, the Company issued 4,285,714 shares of its restricted common stock to consultants in exchange for services at a fair value of $13,286. These shares were recorded as common stock issued for prepaid services and will be expensed over the life of the consulting contract to share based payments. During the six months ended June 30, 2018 the Company recorded $8,760 to share based payments.

Total stock-based compensation expense, for both employee and non-employee options, recognized by the Company for the six months ended June 30, 2018 was $1,971. No tax benefits were recognized in the six months ended June 30, 2018.

9.	Commitments and Contingencies

Distribution and License Agreement and Joint Development Agreements

The Company entered into a Distribution and License Agreement with a third-party for the purpose of developing a sensor array to be used in the Company’s product. The Distribution and License Agreement has an initial term of ten years, but can be terminated earlier if the project does not meet the specifications of the Company. The Company will obtain exclusive rights to sell and distribute once a successful sensor prototype is developed. In exchange for a functional prototype, the Company will pay the third-party a 7% royalty on net sales. During the six months ended June 30, 2018, the Company did not incur any development costs related to the Distribution and License Agreement.

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

License and Distribution Agreement

On June 12, 2017, MyDx, Inc. (the “Company” or “Licensor”) entered into a license and services agreement (the “License Agreement”) with Black Swan, LLC (the “Licensee”). The Licensor agreed to grant to the Licensee the Access License which shall consist of:

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

The term of this Agreement shall be three (3) years. Licensor shall have the right, in its sole discretion, to terminate this Agreement if Licensee does not order and pay for at least 6,000 Cartridges every six months at a cost of $2.49 per Cartridge ($14,940 in total every six months). As of August 10, 2018, the Company and Black Swan temporarily have no obligations to each other pursuant to the June 12, 2017 License Agreement pending the Company’s release of the Eco Smart Pen.

On April 26, 2018, MyDx, Inc. (the “Company” or “Licensor”) entered into a license and services agreement (the “License Agreement”) with Humanity Holdings (the “Licensee”). The Licensor agreed to grant to the Licensee access to the MyDx360 platform. The Licensor agreed to issue the Licensee $25,000 of shares on the 45th day anniversary of this agreement. These shares will vest with achievement-based milestones. As of the date of this filing these shares have not been issued. The Licensee will pay a support and service fee equal to 20% of net sales and a royalty of 30% of net sales. The term of this Agreement shall be two (2) years.

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

On March 1st and 15th, 2017, MyDx, Inc. received a payment demand for the initial and subsequent payment of $50,000 and $25,000 per month respectively, exclusive of costs and other fees, due and owing under the BCI Advisors, LLC (“BCI”) advisory services agreement (the “Advisory Services Agreement”). The Company elected in lieu of cash to pay in unrestricted common stock, registered in form S-8. The Company made an initial payment of seventy five million shares in partial satisfaction of the amount due and owing that does not exceed the Company’s obligations under the Advisory Services Agreement to restrict BCI’s beneficial ownership to 4.99%. Subsequent to June 30, 2018 this agreement was canceled.

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

On February 1, 2018 MyDx and Erai Beckman entered into a twelve (12) month Scientific Research and Business Development Agreement. The Company agreed to pay $15,000 in restricted common stock on the first day of each quarter. In addition, Erai Beckman was issued 2,500,000 shares of the Company’s common stock on April 2, 2018.

On June 1, 2018 MyDx and Erai Beckman entered into a twelve (12) month Research, Manufacturing, Advertising and Marketing Services Agreement. The Company issued 25,000,000 of the Company’s common as a signing bonus.

Litigation

In the normal course of business, the Company may be subject to legal proceedings, lawsuits and other claims. Although the ultimate aggregate amount of probable monetary liability or financial impact with respect to these matters is subject to many uncertainties and is therefore not predictable with assurance, the Company’s management believes that any monetary liability or financial impact to the Company from these other matters, individually and in the aggregate, would not be material to the Company’s financial condition, results of operations or cash flows.

However, there can be no assurance with respect to such result, and monetary liability or financial impact to the Company from these other matters could differ materially from those projected.

10.	Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2018 and through the date the financial statements were issued.

Subsequent to June 30, 2018, the Company issued 38,272 shares of the Company’s Series B Preferred at a value of $1.00 per Series B Preferred share to settle outstanding vendor liability. The Company also agreed to the assignment or issuance of three warrants giving the holder the right to purchase seven and one half percent (7.5%) of the Company’s shares of common stock issued and outstanding at the time of exercise and having an exercise price of $0.001 per share. This form of warrant is referred to herein as the “7.5% Warrant.” The Company agreed to the assignment of one previously issued 7.5% Warrant to an entity related to BCI Advisors. This 7.5% Warrant expires on January 15, 2019. In addition, the Company also agreed to the assignment of another previously issued 7.5% Warrant to an entity related to BCI Advisors and agreed to extend the expiration date from March 1, 2019 to March 1, 2022. Finally, the Company agreed to issue a new 7.5% Warrant which will expire on January 15, 2022.Subsequent to June 30, 2018, the Company issued 45,355 shares of the Company’s Series B Preferred at a value of $1.00 per Series B Preferred share to settle outstanding vendor liability. The Company also agreed to issue a 7.5% Warrant with an expiration date of August 1, 2022.

Subsequent to June 30, 2018, the Company issued 16,250,000 shares of its restricted common stock to consultants in exchange for services.

Subsequent to June 30, 2018, the Company issued 12,121,212 shares of its restricted common stock to consultants in exchange for services.

Subsequent to June 30, 2018, the Company entered into a convertible note purchase agreement. The Company received additional proceeds of $25,000.

MyDx, Inc. 2018 Stock Incentive Plan

On July 5, 2018, the Board approved the MyDx, Inc. 2018 Stock Incentive Plan (the “Plan”). Plan and declared it advisable and in the Company’s best interests and directed that there be submitted to the holder of a majority of the Company’s voting shares for action by written consent, the ratification of the Plan. On July 5, 2018, the majority stockholder approved and ratified the Plan via a written consent. No further vote of our stockholders is required. The Plan will become effective on or after August 13, 2018 (twenty (20) calendar days after the mailing of an information statement). The purpose of the Plan is to be able to continue to offer a competitive equity incentive program if to successfully attract, motivate and retain the most qualified candidates for all aspects of our business.

Under the Plan, the Board is authorized to sell or award up to 250,000,000 shares and/or options of Common Stock; provided, however, if the outstanding Common Stock shall be hereafter increased or decreased, or changed into or exchanged for a different number or kind of shares or other securities of the Company or of another corporation, by reason of a recapitalization, reclassification, reorganization, merger, consolidation, share exchange, or other business combination in which the Company is the surviving parent corporation, stock split-up, combination of shares, or dividend or other distribution payable in capital stock or rights to acquire capital stock, appropriate adjustment shall be made by the Board in the number and kind of shares which may be granted under the Plan. For example, in the event the Company effectuates a 1-for-10 forward split, the number of Shares that are authorized by and may be sold under the Plan shall be 25,000,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, MyDx’s audited annual financial statements and the related notes thereto as filed with the Securities and Exchange Commission (“SEC”) on April 17, 2018. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Forward-Looking Statements” in this quarterly report. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the disclosure under the heading “Risk Factors” elsewhere in this quarterly report.

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

MyDx, and its wholly owned subsidiary, CDx, have executed a four-year business plan. The Company has received cash investments of approximately $8 million to date. In 2013, CDx was established with $210,000 in seed funding and resource support from an entity affiliated with Mr. Yazbeck to secure strategic development partners and establish a market, product and initial IP portfolio. In 2014, CDx developed, protected, manufactured and marketed the beta version of its first product, the MyDx Analyzer, through a crowdfunding campaign that launched in January 2014 as well as a financing round where $600,000 of shares of CDx, Inc. Series A Preferred Stock was sold through April 2014 and $2 million in convertible notes were issued through September 2014. The Beta product was released in the first quarter of 2015, at which point $4,800,000 of shares of Series B Preferred Stock in CDx, Inc. was sold followed by the completion of the Merger with MyDx, Inc., whose shares of common started to trade on the OTCQB marketplace. The official product was released in the third quarter of 2015 and the Company received an additional $250,000 loan from the same entity affiliated with Mr. Yazbeck to help finance its operations in the fourth quarter. In 2016, we believe the Company continued to penetrate its market and increased brand recognition. Since the MyDx Analyzer’s launch in 2015 it has generated over $1.5M in revenues. In addition, in 2016, the Company launched additional products that tests for pesticides in food and chemicals in water and financed the Company’s operations primarily through the issuance of convertible debt, the majority of which had been satisfied as of December 31, 2017.

Business Plan

The Company is currently focused on 4 key business segments to service the cannabis industry.

1.	Consumer Products

Smart Devices & Consumables

1)	CannaDxTM

●	The cannabis industry’s first hand-held cannabis sensor and analyzer with disposable single use inserts.
●	Comes with a mobile app that acts as a ‘virtual budtender’.
●	Analyzes cannabis sample and provides a Total Canna ProfileTM (TCP), a more complete chemical profile to include THC and the most prevalent cannabinoids and terpenes found in cannabis plants.
●	Cannabinoids such as THC and CBD have been reported to bind the CB1 and CB2 receptors found throughout the human body and have been reported to provide relief to an array of symptoms, including pain, nausea, and inflammation to name a few. Terpenes, which have been reported to compound the effects of cannabinoids on the body via an “Entourage Effect”, are also important in determining the overall physiological effects various cannabis chemical profiles.
●	Enables users to log their ailments and side effects and tie those back to the exact chemical profile.
●	Provides strain recommendations based on desired “relief” input based on crowdsourced community feedback.

2)	Eco Smart PenTM and Other Delivery Devices

●	MyDx plans to develop additional smart hardware that gather user data, such as the Eco Smart Pen. MyDx plans to release the Eco Smart Pen in the third quarter of 2018.
●	Integrated with Bluetooth as well as other technologies that will allow for mobile-app control, dose restrictions, safety controls, and usage statistics.
●	We plan to OEM these product to third-party customers.

3)	MyDx Tablet Edition

●	MyDx plans to develop the first touchscreen kitchen tablet in the market with integrated MyDx sensor reading capability.
●	Sensor lineup to include OrganaDx, AquaDx, and AeroDx.
●	Company plans to offer CannaDx data portal management ability in MyDx Tablet Edition.

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

Results of Operations

As shown in the accompanying consolidated financial statements, the Company realized net income of $69,595 and net losses of $2,132,464, respectively, for the six months ended June 30, 2018 and June 30, 2017. The Company had an accumulated deficit of $31,563,377 and $ $31,632,972 respectively, as of June 30, 2018 and December 31, 2017.

Comparison of Three Months Ended June 30, 2018 and 2017

Revenue

For the three months ended June 30, 2018 and 2017, the Company had licensing revenue of $3,641 and $0, respectively. The increase is from the Company not having licensing contracts as of June 30, 2017. For the three months ended June 30, 2018 and 2017, the Company had product revenue of $84,061 and $119,661 respectively. The decrease in revenue for the three months ended June 30, 2018 compared to 2017 was a result of the decision to discontinue the use of distributors in an effort to improve gross profit margins.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the three months ended June 30, 2018 and 2017 were 62% and 78%, respectively. The gross profit was negatively affected by the product mix sold during the three months ended June 30, 2018.

Operating Expenses

For the three months ended June 30, 2018, the Company incurred operating expenses in the amount of $410,372 compared to $807,658 for the three months ended June 30, 2017. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses. The decrease mainly resulted from the decrease in sales and marketing activities which were partially offset by the increase of research and development costs and general and administrative expenses.

Research and Development Expenses

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the three months ended June 30, 2018, the Company expended $39,218 for various research and development projects for hardware, database, software and sensor development as compared to $27,724 for the three months ended June 30, 2017. The increase of $11,494, or 41%, resulted primarily from the Company developing new products (such as the Eco Smart PenTM) as well as improving existing products, including CannaDxTM, AquaDxTM and OrganaDxTM.

 Sales and Marketing Expenses

Sales and marketing expenses consist primarily of consulting fees for third-party services and general marketing expenses. For the three months ended June 30, 2018, the Company expended $58,872 as compared to $476,347 for the three months ended June 30, 2017. The decrease of $417,475, or 88%, resulted primarily from the Company issuing less stock based compensation during the three months ended June 30, 2018.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses.

For the three months ended June 30, 2018, the Company expended $312,282 as compared to $303,587 for the three months ended June 30, 2017. The increase of $8,695, or 3%, resulted primarily from increase in investor relation fees, legal fees, and miscellaneous general administrative expenses. These decreases were offset by an increase in stock based compensation.

Other income (expense)

Other income decreased by $4,134,843, resulted primarily from the decrease of fair value of derivative liability, a decrease on gain on settlement of debt, and a decrease in gain on forfeiture of technology transfer deposit.

Comparison of the Six Months Ended June 30, 2018 and 2017

Revenue

For the six months ended June 30, 2018 and 2017, the Company had licensing revenue of $7,771 and $0, respectively. The increase is from the Company not having licensing contracts as of June 30, 2017. For the six months ended June 30, 2018 and 2017, the Company had product service revenue of $11,577 and $13,521, respectively. The decrease is from the Company selling less protection plans for the six months ended June 30, 2018. For the six months ended June 30, 2018 and 2017, the Company had product revenue of $150,905 and $197,680 respectively. The decrease in revenue for the six months ended June 30, 2018 compared to 2017 was a result of the decision to discontinue the use of distributors in an effort to improve gross profit margins.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the six months ended June 30, 2018 and 2017 were 64% and 71%, respectively. The gross profit was negatively affected by the product mix sold during the six months ended June 30, 2018.

Operating Expenses

For the six months ended June 30, 2018, the Company incurred operating expenses in the amount of $941,362 compared to $1,586,014 for the six months ended June 30, 2017. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses. The decrease mainly resulted from the decrease in sales and marketing activities and general and administrative expenses which were partially offset by the increase of research and development costs.

Research and Development Expenses

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the six months ended June 30, 2018, the Company expended $272,308 for various research and development projects for hardware, database, software and sensor development as compared to $48,007 for the six months ended June 30, 2017. The increase of $224,301, resulted primarily from the Company developing new products (such as the Eco Smart PenTM) as well as improving existing products, including CannaDxTM, AquaDxTM and OrganaDxTM.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of consulting fees for third-party services and general marketing expenses. For the six months ended June 30, 2018, the Company expended $111,125 as compared to $673,393 for the six months ended June 30, 2017. The decrease of $562,268, or 83%, resulted primarily from the Company issuing less stock based compensation during the six months ended June 30, 2018.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses.

For the six months ended June 30, 2018, the Company expended $557,929 as compared to $864,614 for the six months ended June 30, 2017. The decrease of $306,685, or 35%, resulted primarily from decreases in investor relation fees, legal fees, and miscellaneous general administrative expenses. Management intends to keep General and Administrative Expenses at this level for the foreseeable future.

Other income (expense)

Other income increased by $1,599,420, primarily due to the increase of gain on fair value derivative liability of approximately $1.1 million and a decrease in interest expense related to the notes payable. These were offset by a decrease in a gain on settlement of debt and gain on forfeiture of technology transfer deposit.

Liquidity and Capital Resources

Since its inception, capital raised by the Company has been used primarily for the Company’s research and development efforts and to support its operations. As of June 30, 2018, the Company had remaining cash of $41,889 with a net working capital deficit of $4,069,442. As a result of the Company’s significant operating expenditures and the lack of significant product sales revenue, we expect to incur losses from operations for the near future and will be required to seek additional capital to sustain our operations.

It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generate sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $41,889 will not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. Recent economic turmoil and severe lack of liquidity in the debt capital markets together with volatility and rapidly falling prices in the equity capital markets have severely and adversely affected capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Working Capital

	June 30, 2018	December 31, 2017
Current assets	$210,149	$300,352
Current liabilities	4,279,591	4,708,549
Working Capital Deficit	$(4,069,442)	$(4,408,197)

Current assets for June 30, 2018 decreased compared to December 31, 2017 primarily due to a decrease in cash and inventory.

Current liabilities for June 30, 2018 decreased compared to December 31, 2017 primarily due to a decrease in derivative liability.

Cash Flows

	Six Months Ended June 30,
	2018	2017
Net Cash Provided by (Used in) Operating Activities	$(38,285)	$(191,022)

Net Cash Provided by (Used in) Investing activities	(173,854)	-

Net Cash Provided by Financing Activities	135,000	261,071
Net Change	$(77,139)	$70,049

Net Cash Provided by (Used in) Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, common stock issued in exchange for services, and the change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes, and a gain of settlement of liabilities during the six months ended June 30, 2018, as well as the effect of changes in working capital and other activities.

Net Cash Provided by (Used in) Investing activities

For the six months ended June 30, 2018, investing activities used cash of $173,854 and $0.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2018, financing activities provided cash of $135,000 and $261,071.

Going Concern

At June 30, 2018, we had an accumulated deficit of $31,563,377. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

There have not been any material changes to our exposures to market risk during the six months ended June 30, 2018 that would require an update to the relevant disclosures provided in our 2017 Annual Report on Form 10-K filed with the SEC on April 17, 2018.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of June 30, 2018, due to the fact that management has not fully remediated the material weakness described in our Current Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 17, 2018.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2018, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

The Company issued 30,000,000 shares of common stock in exchange for services at a fair value of $150,000.

The Company issued 4,285,714 shares of its restricted common stock to settle outstanding vendor liabilities of $15,000.

On February 1, 2018 MyDx and Erai Beckman entered into a twelve (12) month Research, Manufacturing, Advertising and Marketing Services Agreement. The Company agreed to pay $15,000 in restricted common stock on the first day of each quarter. Erai Beckman was issued 25,000,000 shares of the Company’s common stock on April 1, 2018.

Item 3. DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement.

Torque Research and Development Settlement Agreement

On July 30, 2018, the Company entered into a Settlement Agreement and Mutual Release with Torque Research & Development, Inc. (the “TRD Settlement”). Pursuant to the TRD Settlement, the parties agreed to terminate the February 8, 2017 Research & Development Agreement and the February 8, 2017 Exclusive License Agreement. In return for a full release by Torque Research & Development, Inc. (“TRD”), the Company issued 45,355 shares of Series B Preferred Stock to TRD. The Company also agreed to issue a warrant giving the holder the right to purchase seven and one half percent (7.5%) of the Company’s shares of common stock issued and outstanding at the time of exercise and having an exercise price of $0.001 per share. This form of warrant is referred to herein as the “7.5% Warrant.” The 7.5% Warrant issued to TRD has an expiration date of August 1, 2022.

BCI Settlement Agreement

On July 31, 2018, the Company entered into a Settlement Agreement and Mutual Release with BCI Advisors (the “BCI Settlement”). Pursuant to the BCI Settlement, the parties agreed to terminate the December 1, 2016 Advisory Services Agreement. In return for a full release by BCI, the Company issued 38,272 shares of Series B Preferred Stock to BCI Advisors. The Company also agreed to the assignment or issuance of three 7.5% Warrants. The Company agreed to the assignment of one previously issued 7.5% Warrant to an entity related to BCI Advisors. This 7.5% Warrant expires on January 15, 2019. In addition, the Company also agreed to the assignment of another previously issued 7.5% Warrant to an entity related to BCI Advisors and agreed to extend the expiration date from March 1, 2019 to March 1, 2022. Finally, the Company agreed to issue a new 7.5% Warrant which will expire on January 15, 2022.

Issuance of Convertible Note

On July 23, 2018, the Company issued a 12% Convertible Promissory Note for $25,000 (the “Note”). The Note matures on July 23, 2019 and is convertible into shares of the Company’s common stock at a conversion price equal to a 30% discount to the closing price on the day prior to the conversion date.

This Part II, Item 5 contains only a brief description of the material terms of the TRD Settlement, the BCI Settlement, the form of warrant issued to TRD and BCI, and the Note and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the documents and agreements. A copy of the TRD Settlement, the BCI Settlement, and the Note are filed as Exhibits 10.1, 10.2, and 10.7, respectively, to this Quarterly Report on Form 10-Q. A copy of the four 7.5% Warrants issued to TRD and BCI are filed as Exhibits 10.3, 10.4, 10.5, and 10.6 to this Quarterly Report on Form 10-Q.

Item 3.02 Unregistered Sales of Equity Securities.

The disclosure under Item 1.01 above is hereby incorporated by reference.

The issuance of the Note, the shares of Series B Preferred Stock, and the issuance of the 7.5% Warrants (collectively, the “Securities”) were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The Securities qualified for exemption under Section 4(a)(2) of the Securities Act since the issuance of the Securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(a)(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the holder of the Securities had the necessary investment intent as required by Section 4(a)(2) of the Securities Act as the investor agreed to and received the Securities bearing a legend stating that such Investment Shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that the Securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

Item 8.01 Other Events.

Settlement of Lawsuit Against Jerome Dewald and Skip Sanzeri

As previously disclosed, in July 2017, the Company and its CEO (collectively, the “Plaintiffs”) filed a lawsuit against Jerome Dewald and Skip Sanzeri. On or about July 9, 2018, the Company settled with Mr. Dewald and has dismissed the matter with prejudice as to Mr. Dewald. On or about July 25, 2018, the Company settled with Mr. Sanzeri, which settlement calls for settlement payments of $1,000 per month over the course of five months, after which the Company will dismiss the matter as to Mr. Sanzeri and fully dispose of the lawsuit.

Resignation of Dr. Jessica Peatross

On August 10, 2018, Dr. Jessica Peatross resigned as the Company’s Chief Medical Officer.

Item 6. EXHIBITS

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.1	Settlement Agreement and Mutual Release with Torque Research & Development, Inc., dated July 30, 2018.				X
10.2	Settlement Agreement and Mutual Release with BCI Advisors, dated July 31, 2018.				X
10.3	Common Stock Purchase Warrant A-1 Issued to BCI Venture Partners, LLC				X
10.4	Common Stock Purchase Warrant A-2 Issued to BCI Venture Partners, LLC				X
10.5	Common Stock Purchase Warrant A-3 Issued to BCI Venture Partners, LLC				X
10.6	Common Stock Purchase Warrant A-4 Issued to Torque Research and Development, Inc.				X
10.7	Form of 12% Convertible Promissory Note				X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MyDx, Inc.

Date: August 14, 2018	By:	/s/ Daniel R. Yazbeck
	Name:	Daniel R. Yazbeck
	Title:	Chief Executive Officer, Chairman of the Board and Chief Financial Officer

