Form 10-Q
period 2018-09-30
MyDx, Inc.
filed 2018-11-20
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Number of shares of common stock outstanding as of November 19, 2018 was 3,905,200,946.

i

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MyDx, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$30,599	$119,028
Inventory	148,717	180,503
Prepaid expenses and other current assets	-	821
Total current assets	179,316	300,352

Tooling in process	173,854	-
Property and equipment, net	33,106	66,832

Other assets	21,483	32,580
Total assets	$407,759	$399,764

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,040,550	$1,293,443
Customer deposits	42,171	20,107
Accrued liabilities	620,775	454,413
Current portion of leases payable	2,756	2,756
Due to related party	151,075	46,075
Convertible notes payable, current, net of debt discount	275,285	295,750
Derivative liability	503,478	2,596,005
Warrant liability	2,425,914	-
Total current liabilities	5,062,004	4,708,549

Customer deposits	7,646	8,954
Total liabilities	5,069,650	4,717,503

Redeemable Series B Preferred stock, $0.001 par value; 300,000 shares authorized 190,627 and 296,700 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	4,883,401	5,637,300

Commitments and contingencies

Stockholders’ deficit:
Series A Preferred stock, $0.001 par value; 51 shares authorized 51 and 51 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 3,877,641,423 and 1,859,397,541 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3,877,641	1,859,397
Additional paid-in capital	21,919,007	19,818,536
Accumulated deficit	(35,341,940)	(31,632,972)
Total stockholders’ deficit	(9,545,292)	(9,955,039)
Total liabilities and stockholders’ deficit	$407,759	$399,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYDX INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Sales
Product revenue	$53,375	$104,650	$204,280	$315,851
Product service revenue	3,641	-	15,218	-
Licensing revenue	441	4,315	8,212	4,315
Total sales	57,457	108,965	227,710	320,166

Cost of goods sold
Product costs	20,254	32,941	82,354	93,976
Total cost of sales	20,254	32,941	82,354	93,976

Gross profit	37,203	76,024	145,356	226,190

Operating Expenses
Research and development	11,561	39,595	283,869	87,602
Sales and marketing	19,350	68,420	130,475	741,813
General and administrative	245,174	175,936	803,103	1,040,550
Total operating expenses	276,085	283,951	1,217,447	1,869,965

Loss from operations	(238,882)	(207,927)	(1,072,091)	(1,643,775)

Other income (expense)
Interest expense, net	(16,049)	(47,234)	(32,751)	(330,522)
Change in fair value of derivative liability	625,074	(3,759)	1,817,014	116,083
Change in fair value of warrant liability	1,091,663	-	1,091,663	-
Derivative expense	-	(133,489)	(281,515)	(999,920)
Gain (loss) on settlement of debt	(4,500)	-	-	198,261
Gain on forfeiture of technology transfer deposit	-	-	-	135,000
Gain on extinguishment of debt	-	-	4,581
Loss on settlement of vendor liability	(5,235,869)	-	(5,235,869)	-

Total Other income (expense)	(3,539,681)	(184,482)	(2,636,877)	(881,098)

Income (loss) before provision for income taxes	(3,778,563)	(392,409)	(3,708,968)	(2,524,873)

Provision for income taxes	-	-	-	-
Net income (loss)	$(3,778,563)	$(392,409)	$(3,708,968)	$(2,524,873)

Income (loss) per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	3,873,380,471	1,669,527,890	2,931,417,714	1,456,764,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

MyDx, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(3,708,968)	$(2,524,873)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,726	57,878
Common stock issued in exchange for services	-	473,800
Change in fair value of derivative liability	(1,817,014)	(160,088)
Change in fair value of warrant liability	(1,091,663)	-
Interest expense related to debt issuance cost	-	999,920
Derivative expense	281,515	-
(Gain) / Loss on settlement of vendor liabilities	5,235,869	(154,255)
Stock based compensation	360,846	247,420
Gain on extinguishment of debt	(4,581)	-
Interest expense related to amortization of debt issuance costs and debt discount	3,605	275,407
Changes in assets and liabilities:
Inventory	31,786	(10,766)
Prepaid expenses and other assets	25,204	41,365
Tooling in process	(173,854)	-
Accounts payable and accrued liabilities	554,344	399,378
Customer deposits	20,756	-
Long term obligations	-	16,265
Current portion leases payable	-	(742)
Net cash used in operating activities	(248,429)	(339,291)

Cash flows from financing activities
Proceeds from the issuance of common stock	-	245,500
Proceeds from note payable - related party	105,000	165,000
Repayment of related party loans	-	(90,000)
Proceeds from note payable, net of debt discount and issuance cost	-	263,500
Proceeds from the issuance of convertible notes payable, net of issuance costs	55,000	-
Repayments on asset based loans	-	(120,461)
Net cash provided by financing activities	160,000	463,539

Net change in cash	(88,429)	124,248

Cash, beginning of period	119,028	38,203
Cash, end of period	$30,599	$162,451

Supplemental cash flow information:
Interest paid	$-	$13,755
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Settlement of debt with convertible note	$60,000	$655,955
Stock issued for settlement of vendor liabilities	$640,875	$-
Conversion of convertible preferred stock to common stock	$3,604,300	$-
Derivative cease to exist upon conversion of notes	$-	$1,783,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

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

As reflected in the condensed consolidated Financial Statements, the Company had an accumulated deficit at September 30, 2018 and a net cash used in operating activities for the nine months ended September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenues; however, its cash position may not be sufficient to support its daily operations. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by early-stage companies. These risks include, but are not limited to, the uncertainty of availability of financing and the uncertainty of achieving future profitability. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise funds through the capital markets. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. We reported negative cash flow from operations for the nine months ended September 30, 2018. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generates sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $30,599 at September 30, 2018 will not be sufficient to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2018 and December 31, 2017, the Company held no cash equivalents.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of September 30, 2018 and December 31, 2017, there was an allowance for doubtful accounts of $27,851 and $27,851 respectively.

During the nine months ended September 30, 2018 the Company recorded a bad debt expense of $0.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2018 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. These costs consist primarily of salaries and direct payroll-related costs. It also includes purchased materials and services provided by independent contractors, software developed by other companies and incorporated into or used in the development of our final products. Research and development expenses for the nine months ended September 30, 2018 and 2017 were $283,869 and $87,602, respectively.

Advertising Costs

Advertising costs are charged to sales and marketing expenses and general and administrative expenses as incurred. Advertising expenses, which are recorded in sales and marketing and general and administrative expenses, totaled $130,475 and $741,813 for the nine months ended September 30, 2018 and 2017, respectively.

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

Earnings per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the nine months ended September 30, 2018 and 2017 presented in these condescend consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Series A Preferred stock	51	51
Series B Preferred stock	1,906,270,000	3,000,000,000
Convertible notes payable	140,209,819	26,462,823
Convertible accounts payable	300,000,000	273,860,683
Options	1,496,250	1,490,026
Warrants	1,267,454,215	260,345,149
Totals	3,615,430,335	3,562,158,732

There were approximately 3,615,430,335 potentially outstanding dilutive common shares for the period ended September 30, 2018. Since the Company incurred a net loss for the period ended September 30, 2018, the inclusion of any common stock equivalents would have been anti-dilutive.

Recent Accounting Guidance Adopted

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which we adopted for interim and annual reporting periods beginning after December 15, 2017. The adoption of ASU 2016-10 had no material effect on its financial position or results of operations or cash flows.

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

5.	Inventory

Inventory as of September 30, 2018 and December 31, 2017 is as follows:

	September 30,	December 31,
	2018	2017
Finished goods	$18,103	$49,889
Raw materials	130,614	130,614
	$148,717	$180,503

6.	Debt

Convertible Notes

The following table shows the outstanding balance as of September 30, 2018 and December 31, 2017 respectively.

	September 30,	December 31,
	2018	2017
Convertible Note - February 6, 2017	265,750	295,750
Convertible Note - July 23, 2018	25,000	-
	290,750	295,750
Less: Debt Discount	(15,465)	-
Total	$275,285	$295,750

During the nine months ended September 30, 2018 Hasfer, Inc and Carte Blanche, LLC entered into a note purchase agreement. Hasfer assigned $60,000 to Carte Blanche, LLC. The Company received additional proceeds of $30,000.

During the nine months ended the lenders converted $60,000 of the outstanding principal into 26,086,956 shares of the Company’s common stock.

On July 23, 2018 the Company issued convertible notes to third party lenders totaling $25,000. These notes accrue interest at a rate of 12% per annum and mature with interest and principal due July 23, 2019. The note and accrued interest are convertible at a conversion price equal to a 30% discount of the Company’s common stock prior day close price.

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Binomial Option Pricing model at the issuance date and the period end. The conversion feature of the convertible note gave rise to a derivative liability of $19,070 which was recorded as a debt discount. The debt discount is charged to other expense ratably over the term of the convertible note.

Due to related party

On May 16, 2018, the Company’s officer made non-interest bearing loans of $75,000 to the Company in the form of cash. The loan is due on demand and unsecured.

On May 22, 2018, the Company’s officer made non-interest bearing loans of $30,000 to the Company in the form of cash. The loan is due on demand and unsecured.

As of September 30, 2018 and December 31, 2017, the Company is reflecting a liability of $151,075, and $46,075, respectively.

7.	Derivative Liabilities

The Company has identified derivative instruments arising from embedded conversion features in the Company’s convertible notes payable and accounts payable at September 30, 2018.

The following summarizes the Binomial-lattice model assumptions used to estimate the fair value of the derivative liability and warrant liability at the date of issuance and for the convertible notes converted during the nine months ended September 30, 2018.

	Low	High
Annual dividend rate	0%	0%
Expected life in years	0	1.00
Risk-free interest rate	1.93%	2.59%
Expected volatility	112%	182%

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

Remaining term: The Company’s remaining term is based on the remaining contractual maturity of the convertible notes payable and accounts payable.

The following are the changes in the derivative liabilities during the nine months ended September 30, 2018.

	Nine Months Ended September 30, 2018
	Level 1	Level 2	Level 3
Derivative liabilities as January 1, 2018	$-	$-	$2,596,005
Addition	-	-	300,585
Gain on extinguishment of debt	-	-	(59,364)
Loss on settlement of vendor liability	-	-	(516,734)
Gain on changes in fair value	-	-	(1,817,014)
Derivative liabilities as September 30, 2018	$-	$-	$503,478

The following are the changes in the warrant liabilities during the nine months ended September 30, 2018.

	Nine Months Ended September 30, 2018
	Level 1	Level 2	Level 3
Loss on settlement of vendor liability	$-	$-	$3,517,577
Gain on changes in fair value	-	-	(1,091,663)
Derivative liabilities as September 30, 2018	$-	$-	$2,425,914

8.	Stockholders’ Deficit

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

Series A Preferred Stock

As of September 30, 2018, and December 31, 2017, the Company has designated 51 shares of Series A Preferred Stock par value $0.001 and 51 shares are issued and outstanding. The Series A Preferred Stock can convert into common stock at a 1:1 ratio. Each one (1) share of the Series A Preferred shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036). On December 23, 2016 the 51 shares were issued to Mr. Yazbeck, the Company’s sole officer and the sole member of the Board. Mr. Yazbeck, via his ownership of the 51 shares of the Series A Preferred, has control of the majority of the Company’s voting stock.

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

On July 31, 2018, the Company issued 38,272 shares of the Company’s Series B Preferred at a value of $1.00 per Series B Preferred share to settle outstanding vendor liability. The Company also agreed to the assignment or issuance of three warrants giving the holder the right to purchase seven and one half percent (7.5%) of the Company’s shares of common stock issued and outstanding at the time of exercise and having an exercise price of $0.001 per share. This form of warrant is referred to herein as the “7.5% Warrant.” The Company agreed to the assignment of one previously issued 7.5% Warrant to an entity related to BCI Advisors. This 7.5% Warrant expires on January 15, 2019. In addition, the Company also agreed to the assignment of another previously issued 7.5% Warrant to an entity related to BCI Advisors and agreed to extend the expiration date from March 1, 2019 to March 1, 2022. Finally, the Company agreed to issue a new 7.5% Warrant which will expire on January 15, 2022.

On July 30, 2018, the Company issued 45,355 shares of the Company’s Series B Preferred at a value of $1.00 per Series B Preferred share to settle outstanding vendor liability. The Company also agreed to issue a 7.5% Warrant with an expiration date of August 1, 2022.

During the nine months ended September 30, 2018 investors converted 189,700 Series B Preferred stock in to 1,897,000,000 shares of common stock.

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

During the nine months ended September 30, 2018, the Company issued 85,871,212 shares of common stock in exchange for services at a fair value of $358,875.

During the nine months ended September 30, 2018, the Company issued 4,285,714 shares of its restricted common stock to consultants in exchange for services at a fair value of $13,286. These shares were recorded as common stock issued for prepaid services and will be expensed over the life of the consulting contract to share based payments. During the nine months ended September 30, 2018 the Company recorded $13,286 to share based payments.

Total stock-based compensation expense, for both employee and non-employee options, recognized by the Company for the nine months ended September 30, 2018 was $1,971. No tax benefits were recognized in the nine months ended September 30, 2018.

9.	Commitments and Contingencies

Distribution and License Agreement and Joint Development Agreements

The Company entered into a Distribution and License Agreement with a third-party for the purpose of developing a sensor array to be used in the Company’s product. The Distribution and License Agreement has an initial term of ten years, but can be terminated earlier if the project does not meet the specifications of the Company. The Company will obtain exclusive rights to sell and distribute once a successful sensor prototype is developed. In exchange for a functional prototype, the Company will pay the third-party a 7% royalty on net sales. During the nine months ended September 30, 2018, the Company did not incur any development costs related to the Distribution and License Agreement.

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

In addition to the Option Agreement with the TRD, on February 8, 2017, MyDx has entered into a research and development agreement (the “RD Agreement”) with TRD for the Project titled “Manufacturable, Medical Grade Smart Vape Devices and Related Medical Software Applications for Prescribers, Administrators and Patient Applications.” The RD Agreement allows MyDx to fund research based on the TRD Inventions with a three year budget of $280,371 and a deferred payment of $75,000 within ninety days of the Effective Date. The RD Agreement provides MyDx with an exclusive right to license all technology that is discovered from the monies funded to TRD through the RD Agreement (the “Derivative IP”). To the extent that MyDx exercises its rights under the RD Agreement, MyDx will be required to make customary annual payments to TRD, who shall be the owners of any Derivative IP, as well as royalty payments as any commercialization of such Derivative IP occurs. TRD may elect to accept payment in whole or in part in cash or the companies restricted common stock priced at the Effective Date. During the nine months ended September 30, 2018, the Company converted the vendor liability into 45,355 Series B Preferred shares. In connection with this transaction the Company recorded a loss on settlement of vendor liability of $5,233,314.

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

On April 26, 2018, MyDx, Inc. (the “Company” or “Licensor”) entered into a license and services agreement (the “License Agreement”) with Humanity Holdings (the “Licensee”). The Licensor agrees to grant to the Licensee access to the MyDx360 platform. The Licensor agrees to issue the Licensee $25,000 of shares on the 45th day anniversary of this agreement. These shares will vest with achievement-based milestones. As of the date of this filing these shares have not been issued. The Licensee will pay a support and service fee equal to 20% of net sales and a royalty of 30% of net sales. The term of this Agreement shall be two (2) years.

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

On March 1st and 15th, 2017, MyDx, Inc. received a payment demand for the initial and subsequent payment of $50,000 and $25,000 per month respectively, exclusive of costs and other fees, due and owing under the BCI Advisors, LLC (“BCI”) advisory services agreement (the “Advisory Services Agreement”). The Company elected in lieu of cash to pay in unrestricted common stock, registered in form S-8. The Company made an initial payment of seventy five million shares in partial satisfaction of the amount due and owing that does not exceed the Company’s obligations under the Advisory Services Agreement to restrict BCI’s beneficial ownership to 4.99%. During the nine months ended September 30, 2018 this agreement was canceled and the Company converted the vendor liability into 38,272 Series B Preferred shares. In connection with this transaction the Company recorded a loss on settlement of vendor liability of $2,884,074.

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

On February 1, 2018 MyDx and Erai Beckmann entered into a twelve (12) month Research, Manufacturing, Advertising and Marketing Services Agreement. The Company agrees to pay $15,000 in restricted common stock on the first day of each quarter. In addition, Erai Beckmann is entitled to 2,500,000 of the Company’s common stock on the 60th day anniversary of this agreement.

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

Subsequent to September 30, 2018, the Company issued 20,000,000 shares of its restricted common stock to consultants in exchange for services.

Subsequent to September 30, 2018, the Company issued 16,250,000 shares of its restricted common stock to consultants in exchange for services.

Geneva Securities Purchase Agreement

Effective October 1, 2018, the Company entered into a securities purchase agreement (the “Geneva Purchase Agreement”) with Geneva Roth Remark Holdings, Inc., (“Geneva”), pursuant to which Geneva purchased a 10% unsecured convertible promissory note (the “Geneva Note”) from the Company in the aggregate principal amount of $74,800, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Geneva.

The purchase price of $74,800 of the Geneva Note was paid in cash by Geneva on October 2, 2018. After payment of transaction-related expenses, net proceeds to the Company from the Geneva Note totaled $65,000.

The maturity date of the Geneva Note is October 1, 2019 (the “Geneva Maturity Date”). The Geneva Note shall bear interest at a rate of ten percent (10%) per annum (the “Geneva Interest Rate”), which interest shall be paid by the Company to Geneva in shares of common stock at any time Geneva sends a notice of conversion to the Company. Geneva is entitled to, at its option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the Geneva Note into shares of the Company’s common stock, at any time after March 20, 2019, at a conversion price for each share of common stock equal to 71% multiplied by the average of the lowest three (3) trading prices (as defined in the Geneva Purchase Agreement) for the common stock during the fifteen (15) Trading Day period (as defined in the Geneva Purchase Agreement) ending on the latest complete trading day prior to the conversion date.

The Geneva Note may be prepaid until 170 days from the issuance date in accordance with its terms.

The Company shall reserve 270,905,432 of its authorized and unissued common stock (the “Geneva Reserved Amount”), free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the Geneva Note.

GS Capital Securities Purchase Agreement

Effective October 4, 2018 the Company entered into a securities purchase agreement (the “GSC Purchase Agreement”) with GS Capital Partners LLC, (“GSC”, and together with Geneva, the “Investors”), pursuant to which GSC purchased a 8% unsecured convertible promissory note from the Company in the aggregate principal amount of $75,000 (the “GSC Note”), such principal and the interest thereon convertible into shares of the Company’s common stock at the option of GSC.

The purchase price of $75,000 of the GSC Note was paid in cash by GSC on October 5, 2018. After payment of transaction-related expenses, net proceeds to the Company from the First GSC Note totaled $68,500.

The maturity date of the GSC Note is October 4, 2019 (the “the GSC Maturity Date”). The GSC Note shall bear interest at a rate of eight percent (8%) per annum (the “GSC Interest Rate”), which interest shall be paid by the Company to GSC in shares of common stock at any time GSC sends a notice of conversion to the Company. GSC is entitled to, at its option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the GSC Note into shares of the Company’s common stock, at any time, at the conversion price specified in the for each share of common stock equal to 71% of the average of the three lowest closing bid prices of the common stock for the fifteen prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent.

The GSC Note may be prepaid until 180 days from the issuance date in accordance with its terms.

The Company shall reserve 211,267,000 of its authorized and unissued common stock (the “GSC Reserved Amount”), free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the GSC Note.

Eagle and GSC Securities Purchase Agreements

Effective October 11, 2018, the Company entered into a securities purchase agreement (the “Eagle Purchase Agreement”) with Eagle Equities, LLC (“Eagle”), pursuant to which Eagle purchased an 8% unsecured convertible promissory note (the “Eagle Note”) from the Company in the aggregate principal amount of $181,500, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle.

Effective October 11, 2018 the Company entered into a securities purchase agreement (the “GSC Purchase Agreement” and together with the Eagle Purchase Agreement, the “SPAs”) with GSC (together with Eagle, the “Investors”), pursuant to which GSC purchased an 8% unsecured convertible promissory note (the “GSC Note” and together with the Eagle Note, the “Notes”) from the Company in the aggregate principal amount of $102,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of GSC.

The purchase price of $181,500, and of $102,000, of the Eagle Note and the GSC Note, respectively, was paid in cash by the Investors on October 11, 2018. After payment of transaction-related expenses, net proceeds to the Company from the Eagle Note and the GSC Note totaled $165,000 and $95,000, respectively.

The maturity date of the Notes is October 11, 2019 (the “Maturity Date”). The Notes shall bear interest at a rate of eight percent (8%) per annum (the “Interest Rate”), which interest shall be paid by the Company to the Investors in shares of common stock at any time Eagle or GSC sends a notice of conversion to the Company (the “Notice of Conversion”). The Investors are entitled to, at their option, convert all or any amount of the principal face amount and any accrued but unpaid interest of their respective Notes into shares of the Company’s common stock, at any time, at a conversion price for each share of common stock equal to 65% multiplied by the lowest closing bid price of the common stock as reported on the marketplace upon which the Company’s shares are traded during the fifteen (15) trading day period ending on the day upon which a Notice of Conversion is received by the Company.

The Notes may be prepaid until 180 days from the issuance date in accordance with its terms.

The Company shall reserve 532,000,000, and 299,000,000, of its authorized and unissued common stock free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the Eagle Note (the “Eagle Reserved Amount”), and the GSC Note (the “GSC Reserved Amount” and together with the Eagle Reserved Amount, the “Total Reserved Amount”), respectively.

Change in Officers and Directors

On November 10, 2018, the Company entered into a consulting agreement (the “Mr. Cannabis Consulting Agreement”) with Mr. Cannabis, Inc., a California corporation (the “Consultant”), pursuant to which the Consultant would perform management type services for the Company as further defined in the Mr. Cannabis Consulting Agreement. The term of the Mr. Cannabis Consulting Agreement is from November 10, 2018 through November 9, 2021 (the “Term”). The Mr. Cannabis Consulting Agreement shall not be terminated within the first six months of the Term. The Company or the Consultant may terminate this Agreement, with or without cause, at any time after the first six months of the Term upon providing ninety day written notice to the other party.

Pursuant to, and in accordance with the terms and conditions of the Mr. Cannabis Consulting Agreement, the Consultant was issued a common stock purchase warrant (the “Warrant”) to purchase twenty two and one half percent (22.5%) of the issued and outstanding shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the time of the first notice of exercise given by the Consultant to the Company, exercisable at a price of $0.001 per share and for a term of three years from the date of issuance (the “Mr. Cannabis Warrant”).

In connection with the Mr. Cannabis Consulting Agreement, Mr. Daniel Yazbeck resigned from his position as the Company’s Chief Executive Officer (the “Yazbeck Resignation”), but remains a member of the Company’s Board of Directors (the “Board”). Upon Mr. Yazbeck’s resignation, the Board appointed Mr. Matthew Bucciero, an affiliate of the Consultant, as Chief Executive Officer of the Company. Additionally, Mr. Erai Beckmann, currently President of the Consultant, was appointed to the Board

Mr. Beckmann was the CEO of Humanity Holdings through February 2018. At the time the Company entered into the License and Services Agreement with Humanity Holdings in April 2018, Mr. Beckmann’s position was Co-Founder and he owned 23% of the entity. In addition, on February 1, 2018, the Company and Mr. Beckmann entered into a twelve (12) month Research, Manufacturing, Advertising and Marketing Services Agreement. For the nine months ended September 30, 2018, the Company has issued 43,906,926 restricted shares of common stock to Mr. Beckmann in connection with the February agreement.

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

Business Plan

The Company is currently focused on 4 key business segments to service the cannabis industry.

1.	Consumer Products

Smart Devices & Consumables

1)	CannaDxTM

●	The cannabis industry’s first hand-held cannabis sensor and analyzer with disposable single use inserts.
●	Comes with a mobile app that acts as a ‘virtual budtender’.
●	Analyzes cannabis sample and provides a Total Canna ProfileTM (TCP), a more complete chemical profile to include THC and the most prevalent cannabinoids and terpenes found in cannabis plants.
●	Cannabinoids such as THC and CBD have been reported to bind the CB1 and CB2 receptors found throughout the human body and have been reported to provide relief to an array of symptoms, including pain, nausea, and inflammation to name a few. Terpenes, which have been reported to compound the effects of cannabinoids on the body via an “Entourage Effect”, are also important in determining the overall physiological effects various cannabis chemical profiles.
●	Enables users to log their ailments and side effects and tie those back to the exact chemical profile.
●	Provides strain recommendations based on desired “relief” input based on crowdsourced community feedback.

2)	Eco Smart PenTM and Other Delivery Devices

●	MyDx plans to develop additional smart hardware that gather user data, such as the Eco Smart Pen. MyDx plans to release the Eco Smart Pen in the first quarter of 2019.

●	Integrated with Bluetooth as well as other technologies that will allow for mobile-app control, dose restrictions, safety controls, and usage statistics.
●	We plan to OEM these product to third-party customers.

3)	MyDx Tablet Edition

●	MyDx plans to develop he first touchscreen kitchen tablet in the market with integrated MyDx sensor reading capability.
●	Sensor lineup to include OrganaDx, AquaDx, and AeroDx.
●	Company plans to offer CannaDx data portal management ability in MyDx Tablet Edition.

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

Issuance of Convertible Note

On July 23, 2018, the Company issued a 12% Convertible Promissory Note for $25,000 (the “Note”) to Erai Beckmann. The Note matures on July 23, 2019 and is convertible into shares of the Company’s common stock at a conversion price equal to a 30% discount to the closing price on the day prior to the conversion date.

This Part I, Item 1 contains only a brief description of the material terms of the TRD Settlement, the BCI Settlement, the form of warrant issued to TRD and BCI, and the Note and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the documents and agreements. A copy of the TRD Settlement, the BCI Settlement, and the Note are filed as Exhibits 10.1, 10.2, and 10.7, respectively, to this Quarterly Report on Form 10-Q. A copy of the four 7.5% Warrants issued to TRD and BCI are filed as Exhibits 10.3, 10.4, 10.5, and 10.6 to this Quarterly Report on Form 10-Q.

Change in Officers and Directors

On November 10, 2018, the Company entered into a consulting agreement (the “Mr. Cannabis Consulting Agreement”) with Mr. Cannabis, Inc., a California corporation (the “Consultant”), pursuant to which the Consultant would perform management type services for the Company as further defined in the Mr. Cannabis Consulting Agreement. The term of the Mr. Cannabis Consulting Agreement is from November 10, 2018 through November 9, 2021 (the “Term”). The Mr. Cannabis Consulting Agreement shall not be terminated within the first six months of the Term. The Company or the Consultant may terminate this Agreement, with or without cause, at any time after the first six months of the Term upon providing ninety day written notice to the other party.

Pursuant to, and in accordance with the terms and conditions of the Mr. Cannabis Consulting Agreement, the Consultant was issued a common stock purchase warrant (the “Warrant”) to purchase twenty two and one half percent (22.5%) of the issued and outstanding shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the time of the first notice of exercise given by the Consultant to the Company, exercisable at a price of $.001 per share and for a term of three years from the date of issuance (the “Mr. Cannabis Warrant”).

In connection with the Mr. Cannabis Consulting Agreement, Mr. Daniel Yazbeck resigned from his position as the Company’s Chief Executive Officer (the “Yazbeck Resignation”), but remains a member of the Company’s Board of Directors (the “Board”). Upon Mr. Yazbeck’s resignation, the Board appointed Mr. Matthew Bucciero, an affiliate of the Consultant, as Chief Executive Officer of the Company. Additionally, Mr. Erai Beckmann, currently President of the Consultant, was appointed to the Board

Mr. Beckmann was the CEO of Humanity Holdings through February 2018. At the time the Company entered into the License and Services Agreement with Humanity Holdings in April 2018, Mr. Beckmann’s position was Co-Founder and he owned 23% of the entity. In addition, on February 1, 2018, the Company and Mr. Beckmann entered into a twelve (12) month Research, Manufacturing, Advertising and Marketing Services Agreement. For the nine months ended September 30, 2018, the Company has issued 43,906,926 restricted shares of common stock to Mr. Beckmann in connection with the February agreement.

Results of Operations

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $3,708,968 and net losses of $2,524,873, respectively, for the nine months ended September 30, 2018 and September 30, 2017. The Company had an accumulated deficit of $35,341,940 and $ $31,632,972 respectively, as of September 30, 2018 and December 31, 2017.

Comparison of Three Months Ended September 30, 2018 and 2017

Revenue

For the three months ended September 30, 2018 and 2017, the Company had licensing revenue of $441 and $4,315, respectively. The decrease is from one of the Company’s main licensing contracts expiring as of second quarter 2018. For the three months ended September 30, 2018 and 2017, the Company had product revenue of $53,375 and $104,650 respectively. The decrease in revenue for the three months ended September 30, 2018 compared to 2017 was a result of the Company having CannaDx on back order and not being able to deliver CannaDx units in order to recognize the revenue.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the three months ended September 30, 2018 and 2017 were 65% and 69%, respectively.

Operating Expenses

For the three months ended September 30, 2018, the Company incurred operating expenses in the amount of $276,085 compared to $283,951 for the three months ended September 30, 2017. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses. The decrease mainly resulted from the decrease of research and development costs, decrease in sales and marketing which were partially offset by the increase in general and administrative activities.

Research and Development Expenses

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the three months ended September 30, 2018, the Company expended $11,561 for various research and development projects for hardware, database, software and sensor development as compared to $39,595 for the three months ended September 30, 2017. The decrease of $28,034, or 71%, resulted primarily from the Company decreasing its research and development efforts as a result of limited cashflow.

 Sales and Marketing Expenses

Sales and marketing expenses consist primarily of consulting fees for third-party services and general marketing expenses. For the three months ended September 30, 2018, the Company expended $19,350 as compared to $68,420 for the three months ended September 30, 2017. The decrease of $49,070, or 72%, resulted primarily from the Company resulted primarily from the Company decreasing its marketing efforts as a result of limited cashflow.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses.

For the three months ended September 30, 2018, the Company expended $245,174 as compared to $175,936 for the three months ended September 30, 2017. The increase of $69,238, or 39%, resulted primarily from increase in wages and miscellaneous general administrative expenses. These increases were offset by an decrease in independence contractors.

Other income (expense)

Other expenses increased by $3,355,199, resulted primarily from the increase from the loss on settlement of vendor liability. This was offset by an increase in change in fair value of derivative liability and warrant liability and a decrease in interest expense and derivative expense.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Revenue

For the nine months ended September 30, 2018 and 2017, the Company had licensing revenue of $8,212 and $4,315, respectively. The increase is from the Company not having licensing contracts as of June 30, 2017. For the nine months ended September 30, 2018 and 2017, the Company had product service revenue of $15,218 and $0, respectively. The increase is from the Company recognizing revenue from its MyDx360 Services. For the nine months ended September 30, 2018 and 2017, the Company had product revenue of $204,280 and $315,851 respectively. The decrease in revenue for the nine months ended September 30, 2018 compared to 2017 was a result of was a result of the Company having CannaDx on back order and not being able to deliver CannaDx units in order to recognize the revenue.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the nine months ended September 30, 2018 and 2017 were 64% and 71%, respectively.

Research and Development Expenses

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the nine months ended September 30, 2018, the Company expended $283,869 for various research and development projects for hardware, database, software and sensor development as compared to $87,602 for the nine months ended September 30, 2017. The increase of $196,267, resulted primarily from the Company developing new products (such as the Eco Smart PenTM) as well as improving existing products, including CannaDxTM, AquaDxTM and OrganaDxTM.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of consulting fees for third-party services and general marketing expenses. For the nine months ended September 30, 2018, the Company expended $130,475 as compared to $741,813 for the nine months ended September 30, 2017. The decrease of $611,338, or 83%, resulted primarily from the Company issuing less stock based compensation during the nine months ended September 30, 2018.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses.

For the nine months ended September 30, 2018, the Company expended $803,103 as compared to $1,040,550 for the nine months ended September 30, 2017. The decrease of $237,447, or 23%, resulted primarily from decreases in investor relation fees and miscellaneous general administrative expenses. Management intends to keep General and Administrative Expenses at this level for the foreseeable future.

Other income (expense)

Other expenses increased by $1,755,779, resulted primarily from the increase from the loss on settlement of vendor liability. This was offset by an increase in change in fair value of derivative liability and warrant liability and a decrease in interest expense, gain on settlement of debt, gain on forfeiture of technology transfer deposit and derivative expense.

Liquidity and Capital Resources

Since its inception, capital raised by the Company has been used primarily for the Company’s research and development efforts and to support its operations. As of September 30, 2018, the Company had remaining cash of $30,599 with a net working capital deficit of $4,882,688. As a result of the Company’s significant operating expenditures and the lack of significant product sales revenue, we expect to incur losses from operations for the near future and will be required to seek additional capital to sustain our operations.

It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generate sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $30,599 will not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Working Capital

	September 30, 2018	December 31, 2017
Current assets	$179,316	$300,352
Current liabilities	5,062,004	4,708,549
Working Capital Deficit	$(4,882,688)	$(4,408,197)

Current assets for September 30, 2018 decreased compared to December 31, 2017 primarily due to a decrease in cash and inventory.

Current liabilities for September 30, 2018 increased compared to December 31, 2017 primarily due to an increase in Warrant liability and accrued liabilities.

Cash Flows

	Nine Months Ended September 30,
	2018	2017
Net Cash Provided by (Used in) Operating Activities	$(248,429)	$(339,291)

Net Cash Provided by Financing Activities	160,000	463,539
Net Change	$(88,429)	$124,248

Net Cash Provided by (Used in) Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, common stock issued in exchange for services, and the change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes, and a gain of settlement of liabilities during the nine months ended September 30, 2018, as well as the effect of changes in working capital and other activities.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2018 and 2017, financing activities provided cash of $160,000 and $674,000.

Going Concern

At September 30, 2018, we had an accumulated deficit of $35,341,940. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

There have not been any material changes to our exposures to market risk during the nine months ended September 30, 2018 that would require an update to the relevant disclosures provided in our 2017 Annual Report on Form 10-K filed with the SEC on April 17, 2018.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of September 30, 2018, due to the fact that management has not fully remediated the material weakness described in our Current Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2018, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or in a 10-K or 10-Q as follows. Except where noted, all of the securities discussed in this Part II, Item 2 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On July 11, 2018, the Company issued 16,250,000 shares of its restricted common stock to consultants in exchange for services. In the fourth quarter of 2018, these shares were returned by the consultant and cancelled.

On July 23, 2018, the Company issued the $25,000 Note to Erai Beckmann. The Note matures on July 23, 2019 and is convertible into shares of the Company’s common stock at a conversion price equal to a 30% discount to the closing price on the day prior to the conversion date.

On August 3, 2018, the Company issued 12,121,212 shares of its restricted common stock to Erai Beckmann.

Item 3. DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.1	Settlement Agreement and Mutual Release with Torque Research & Development, Inc., dated July 30, 2018.	10-Q	10.1	08/14/2018
10.2	Settlement Agreement and Mutual Release with BCI Advisors, dated July 31, 2018.	10-Q	10.2	08/14/2018
10.3	Common Stock Purchase Warrant A-1 Issued to BCI Venture Partners, LLC	10-Q	10.3	08/14/2018
10.4	Common Stock Purchase Warrant A-2 Issued to BCI Venture Partners, LLC	10-Q	10.4	08/14/2018
10.5	Common Stock Purchase Warrant A-3 Issued to BCI Venture Partners, LLC	10-Q	10.5	08/14/2018
10.6	Common Stock Purchase Warrant A-4 Issued to Torque Research and Development, Inc.	10-Q	10.6	08/14/2018
10.7	Form of 12% Convertible Promissory Note	10-Q	10.7	08/14/2018
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

* In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MyDx, Inc.

Date: November 20, 2018	By:	/s/ Matthew Bucciero
	Name:	Matthew Bucciero
	Title:	Chief Executive Officer and Chief Financial Officer

