Form 10-K
period 2018-12-31
MyDx, Inc.
filed 2019-04-25
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates 2,028,341,997 of the registrant at June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $9,127,539, based upon the closing price $0.0045 of the registrant’s common stock on that date as reported on the OTC Pink Current Information marketplace of the OTC Markets Group Inc.

Number of shares of common stock outstanding as of April 23, 2019 was 3,905,200,946.

 i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of Sections 21E and Section 27A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). “Forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of financial resources. These forward-looking statements include, without limitation, statements regarding: proposed new programs; expectations that regulatory developments or other matters will not have a material adverse effect on our financial position, results of operations and our liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “foresee” “future,” “intends,” “plans,” “believes,” “estimates” and variations of these words and similar expressions, as well as statements in the future tense, identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially As used in this report, the terms “we”, “us”, “our”, and the “Company” means MyDx, Inc., a Nevada corporation, and its subsidiaries.

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

 ii

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

The Company’s founder and member of the Board, Daniel Yazbeck, is an experienced executive with over 15 years of product research, development and commercialization experience including at Fortune 500 companies. Mr. Yazbeck was a scientist for Pfizer Pharmaceuticals, specializing in Chemical R&D technologies that identify and manufacture Active Pharmaceutical Ingredients at scale using green chemistry and a strategic product and market developer for Panasonic, engineering new consumer electronic products and deploying them with strategic partners in the healthcare industry. Mr. Yazbeck is also a seasoned asset-backed investor at Yazbeck Investments and holds a master of science degree from McGill University.

The Company has received cash investments of approximately $8.6 million to date. The MyDx Analyzer was released in the third quarter of 2015 and the Company received an additional $250,000 loan from an entity affiliated with Mr. Yazbeck to help finance its operations in the fourth quarter of 2015. Since the MyDx Analyzer’s launch in 2015 it has generated close to $1.5M in revenues. In 2016, we believe the Company continued to penetrate the market and increased brand recognition. In addition, in 2016, the Company launched additional products that tests for pesticides in food and chemicals in water and financed the company’s operations primarily through the issuance of convertible debt. In January of 2018, MyDx’s Biopharmaceutical division commenced clinical trials on its unique MyDx360 Pain Management Formula, appointed Dr. Heiner Dreismann, Former CEO of Roche Molecular Systems and Diagnostics Veteran to its Executive Advisory Board on April 24, 2018, secured city and state legal cannabis manufacturing and distribution for its MyDx360 customers in May 2018, and featured the Eco Smart Pen working Prototype on CFN Media in August 2018. The MyDx Analyzer was selected to be used in a large HIV Study by the University of Florida in September 2018. MyDx recruited Mr. Cannabis Group to operate the Company in November 2018, onboarding a new experienced CFO/CEO (Mr. Matthew Bucciero), a leading Harvard neuroscientist (Just Vincent) to its scientific advisory board, and Mr. Erai Beckmann, a seasoned cannabis industry professional, as a member of the Board.

Business Segments (Cannabis Industry Focus)

The company is currently focused on 4 key business segments to service the cannabis industry.

1.	Consumer Products

Smart Devices & Consumables

1)	CannaDxTM

●	The cannabis industry’s first hand-held cannabis sensor and analyzer with disposable single use inserts.
●	Comes with a mobile app that acts as a ‘virtual budtender’.
●	Analyzes cannabis sample and provides a Total Canna ProfileTM (TCP), a more complete chemical profile to include THC and the most prevalent cannabinoids and terpenes found in cannabis plants.
●	Cannabinoids such as THC and CBD have been reported to bind the CB1 and CB2 receptors found throughout the human body and have been reported to provide relief to an array of symptoms, including pain, nausea, and inflammation to name a few. Terpenes, which have been reported to compound the effects of cannabinoids on the body via an “Entourage Effect”, are also important in determining the overall physiological effects various cannabis chemical profiles.
●	Enables users to log their ailments and side effects and tie those back to the exact chemical profile
●	Provides strain recommendations based on desired “relief” input based on crowdsourced community feedback.

2)	Eco Smart PenTM and Other Delivery Devices

●	MyDx has developed additional smart hardware that gather user data, such as the Eco Smart Pen. MyDx plans to release the Eco Smart Pen in 2019.
●	Integrated with Bluetooth as well as other technologies that will allow for mobile-app control, dose restrictions, safety controls, and usage statistics.
●	We plan to OEM these products to third-party customers
●	We plan to deploy the Eco Smart Pen with strategic cannabis industry partners and influencers appealing to our target markets

3)	MyDx Tablet Edition

●	MyDx plans to develop he first touchscreen kitchen tablet in the market with integrated MyDx sensor reading capability
●	Sensor lineup to include OrganaDx, AquaDx, and AeroDx.
●	Company plans to offer CannaDx data portal management ability in MyDx 2.

MyDx is in the process of submitting a medical device designation for CannaDx and the Eco Smart Pen in Canadato leverage its consumer products and the ability of insurance companies to support sales of its smart devices and generate HIPPA compliant crowdsourced data. There are no guarantees that the current device configurations and MyDx manufacturers and suppliers will meet the qualifications for medical device designation, however, the company plans to explore this avenue further in 2019.

2.	Data Analytics

Pre-Clinical Chemical Analysis and Patient Feedback Ecosystem

MyDx has four classes of data and algorithms:

1)	User Data

●	When users download the CannaDx mobile app, we may ask them to put in personal details such as gender, location, height, weight, age etc. that we maintain while complying with HIPAA.

2)	Chemical Composition Data

●	This information is sourced from a number of inputs including the CannaDx Handheld’s Total Canna Profile (TCP), partner laboratories analyses, and branded pre-tested concentrates.

3)	User Feedback

●	Provided by users in our CannaDx mobile app as they try various products and record their experiences with those products.

4)	Usage Statistics

●	We will capture type, frequency, dosage, ailments relieved, and side effects.

MyDx is leveraging this data, which combined is referred to as the Total Canna ProfileTM (TCP), combined with our proprietary algorithms, to develop key insights into user behavior based on unique chemical profiles. Our goal is to track how a specific sample is expected to help relieve certain ailments and to validate the results.

3.	Biopharmaceutical

Identifying ‘green Active Pharmaceutical IngredientsTM (gAPITM) and corresponding formulations

1)	Sale and License of Product Formulations

●	MyDx plans to work with third party customers under the MyDx360 platform to license crowdsourced formulated chemical profiles that are expected to address a specific “relief” desired using its own proprietary formulas derived from our extensive dataset and algorithms. The current database still requires human validation in the form of clinical trials to prove the efficacy of MyDx crowdsourced formulation.

2)	Sale of green Active Pharmaceutical Ingredients (gAPITM)

●	This division will also look to provide an organic source of extracted green Active Pharmaceutical Ingredients (gAPITM), such as a predefined terpene formulation, for consumer and industrial use.

●	Given that certain classes of gAPI’s such hemp derived CBD and terpenes might offer “relief” without the “high” THC provides, MyDx intends to partner with leaders in the industry to offer branded products without THC, akin to a “virgin” cocktail, if it finds that these formulations offer the benefits desired and the legal framework to sell them is viable.

4.	SaaS (Software as a Service)

Software services for prescribers, patient groups, cultivators, and regulators

1)	MyDx App

●	Available in iOS and Android and controls the MyDx Analyzer
●	Tracks patient tested samples and physiological feedback
●	Prints a Certificate of Analysis, which includes patient feedback
●	Offers patients groups and their doctors with OEM software to track what the community is experiencing
●	Centrally hosted in our secure cloud based server
●

Will offer in App purchases for additional software subscription features

The MyDx App is currently in development to incorporate a greater data focus for the patients and the ability to share information throughout social networks.

2)	MYDX360

●	MyDx360 is a Software As A Service (SAAS)-based community engagement platform designed to help entrepreneurs develop, launch and track the effects of new formulated products on consumers to help penetrate their target markets more effectively.

●	As part of the service, companies will choose from among MyDx’s many chemical formulations that best align with the physiological response its target demographic is seeking. From there, MyDx will outsource the delivery of those formulations through licensed concentrate manufacturing facilities and provide customer-engagement support via its SAAS platform and MyDx smart devices such as the Eco Smart Pen to acquire and analyze user feedback.

●	Collectively, this suite of services will be called MyDx360.

3)	Software to Support Laboratory Marketing, Customer Service and Data Aggregation

●	MyDx plans to offer what we believe will be the premier lead generator and outsourced services provider for cannabis testing labs
●	Through certain assets MyDx expects to develop or acquire, as well as leads generated from our handheld analysis and smart devices, we believe MyDx will be positioned to become a world leader in cannabis laboratory marketing and services and as the largest “data holder” of tested cannabis and the associated chemical profiles tied to the ailment therapy.

Recent Highlights

The following are some of our 2018 achievements:

MyDx’s Biopharmaceutical Division Commences Clinical Trials On Its Unique MyDx360 Pain Management Formula (January 2018)

Dr. Heiner Dreismann, Former CEO of Roche Molecular Systems and Diagnostics Veteran, Joins MyDx Executive Advisory Board (April 24, 2018)

MyDx Secures City and State Legal Cannabis Manufacturing and Distribution for Its MyDx360 Customers (May 2018)

MyDx Eco Smart Pen working Prototype featured by CFN Media (August 2018)

MyDx Analyzer to be Used in Large HIV Study by the University of Florida (September 2018)

MyDx Recruits Mr. Cannabis Group to Operate Company (November 2018)

MyDx Recruits Matthew Bucciero as new CEO of the Company (November 2018)

MyDx Recruits Justin Vincent, a leading Harvard neuroscientist, on the scientific advisory board (November 2018)

MyDx Adds Erai Beckmann to the Board of Directors of MyDx (November 2018)

The following are some of our 2017 achievements:

●	CannaDxTM was featured on HBO’s Daily Vice News (February 2017)

●	MyDx Introduced the Eco Smart Pen™ (April 2017)

●	Introduced MyDx 360 Service (May 2017)

●	MyDx Released MyDx 2.0 (May 2017)

●	MyDx Filed Patents and Started Accepting Preorders For The Eco Smart Pen™ (November 2017)

●	MyDx Appointed Dr. Jessica Peatross, a Board Certified Internal Medicine Doctor to Lead MyDx Clinical Research Initiatives and Support MyDx360 Formulations Services as MyDx’s new Chief Medical Officer (January 2018)

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

Competition

Chemical Analysis Smart Devices

Currently, the Company believes there are no portable, consumer-focused, reasonably-priced chemical analysis platforms on the market that compete directly with MyDx in the cannabis sector for Cannabis flower. The Company is aware of two hand-held analyzer devices in development which are being marketed to consumers. One is Scio, which plans to use spectrometer technology to externally scan food, medicine and plants. The other one is FOOD sniffer, which is being marketed as the world’s first electronic nose that helps consumers determine the quality of meat, poultry and fish before they eat it, thereby reducing the risk of food poisoning by testing food to confirm that it is safe to consume. In addition, larger gas chromatography units that range from $25,000 to well over $100,000, are available, but we believe these larger units ultimately will not compete for the consumer base to which that the Company plans to market MyDx.

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

Currently, the Company is not aware of any competitors that have crowdsourced cannabis flower TCP data based on a tested chemical profile in real time.

Research and Development

The Company incurred research and development expenses of approximately $285,000 and $170,000 during the years ended December 31, 2018 and 2017 related to the development of the MyDx Analyzer and the sensors.

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

Employees

As of April 23, 2019, we had 1 full-time officer, 1 part-time officer, 1 full-time employee and 5 independent contractors and consultants. For the immediate future, we intend to use independent contractors and consultants to assist in many aspects of our business on an as needed basis pending financial resources being available. Even if we receive sufficient funding to hire additional employees, we may rely principally on independent contractors for substantially all of our technical and manufacturing needs.

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

Pursuant to, and in accordance with the terms and conditions of the Mr. Cannabis Consulting Agreement, the Consultant was issued a common stock purchase warrant (the “Warrant”) to purchase twenty two and one half percent (22.5%) of the issued and outstanding shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the time of the first notice of exercise given by the Consultant to the Company, exercisable at a price of $.001 per share and for a term of three years from the date of issuance (the “Mr. Cannabis Warrant”). Separate from the Mr. Cannabis Warrant and separate from the Mr. Cannabis Consulting Agreement Mr. Cannabis was also issued a common stock purchase warrant to purchase fifteen (15%) of the issued and outstanding shares of the Company’s common stock, par value $0.001 per share at the time of the first notice of exercise given by Mr. Cannabis to the Company, exercisable at a price of $0.001 per share and for a term of three years from the date of issuance.

In connection with the Mr. Cannabis Consulting Agreement, Mr. Daniel Yazbeck resigned from his position as the Company’s Chief Executive Officer but remained a member of the Company’s Board of Directors (the “Board”). Upon Mr. Yazbeck’s resignation, the Board appointed Mr. Matthew Bucciero, an affiliate of the Consultant, as Chief Executive Officer of the Company. Additionally, Mr. Erai Beckmann, currently President of the Consultant, was appointed to the Board.

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

We incurred a net loss of approximately $8,332,000 for the year ended December 31, 2018 and a cumulative deficit of approximately $39,965,000 as of December 31, 2018.

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

Negative Operating Cash Flow

We reported negative cash flow from operations for the year ended December 31, 2018. It is anticipated that we will continue to report negative operating cash flow in future periods until we are able to increase our product sales volumes.

We believe our cash balance, together with anticipated cash flows from operations, is insufficient to fund our operations for at least the next 12 months. We project that additional funding in the amount of $500,000 will be required to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. The delays in our ability to ship products and generate revenues may have adversely affected our capital raising opportunities. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations.

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

Our cash balance as of December 31, 2018 was approximately $103,000. We do not have adequate funds to fully develop our business, and we need other capital investment to fully implement our business plans. Our current estimate of additional funds required for the next year is $500,000. We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our development plans. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

While in 2018 we satisfied over $100,000 in convertible debt used to finance the Company’s critical obligations in 2016 and 2017, this same convertible debt used to finance our operations has resulted in heavy dilution and a sharp decline in share price.  The Company expects to continue to experience dilution in the near future.

Our director and insider stockholder beneficially owns or controls a majority of our outstanding voting stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company.

On December 23, 2016, the Board designated 51 shares of Preferred Stock as Series A Preferred Stock (“Series A Preferred”). Among other provisions, each one (1) share of the Series A Preferred shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036). On December 23, the 51 shares were issued to Mr. Yazbeck, a member of the Board. Mr. Yazbeck, via his ownership of the 51 shares of the Series A Preferred, has control of the majority of the Company’s voting stock.

On December 23, 2016, the Company designated 300,000 shares of Preferred Stock as Series B Preferred Stock (“Series B Preferred”). The Series B Preferred is convertible into shares of Common Stock at a conversion price of $0.0001. Holders of the Series B Preferred are entitled to receive dividends annually equal to $0.10 for each share of Series B Preferred held. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series B Preferred then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of Common Stock. Until such time as there are fewer than 20,000 shares of Series B Preferred outstanding, the Company needs to obtain the majority votes of the holders of Series B Preferred with regard to certain actions. Holders of Series B Preferred shares are entitled to one vote for each share held, are entitled to elect up to two members to the Board, and, absent such election, are provided certain voting and veto rights with regard to any vote by the Board. On January 6, all 300,000 shares of the Series B Preferred were issued to Mr. Yazbeck. On June 30, 2017, Mr. Yazbeck sold 100,000 shares of Series B Preferred for proceeds of $45,000. Mr. Yazbeck then lent the $45,000 to the Company.

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

During the year ended December 31, 2017 the investor who had bought 100,000 shares of Series B Preferred from Mr. Yazbeck in June 2017 converted 3,300 shares of Series B Preferred into 33,000,000 shares of Common Stock. Per the terms of the Series B Preferred Certificate of Designation, upon conversion, the 3,300 shares converted were retired and cancelled and cannot be reauthorized or reissued as shares of Series B Preferred.

During the second quarter of 2018, the investor who had bought 100,000 shares of Series B Preferred from Mr. Yazbeck in June 2017 converted 14,700 shares of Series B Preferred into 147,000,000 shares of Common Stock. Per the terms of the Series B Preferred Certificate of Designation, upon conversion, the 14,700 shares converted were retired and cancelled and cannot be reauthorized or reissued as shares of Series B Preferred.

During the second quarter of 2018, Mr. Yazbeck converted 175,000 shares of Series B Preferred into 1,750,000,000 shares of Common Stock. Per the terms of the Series B Preferred Certificate of Designation, upon conversion, the 175,000 shares converted were retired and cancelled and cannot be reauthorized or reissued as shares of Series B Preferred.

During the second quarter of 2018, Mr. Yazbeck sold his remaining 25,000 shares of Series B Preferred for proceeds of $290,000 to the same investor who bought 100,000 shares of Series B Preferred from him in June 2017. As of April 23, 2019, $105,000 of the $290,000 sale price has been paid by this investor to Mr. Yazbeck. Mr. Yazbeck lent the $105,000 to the Company.

Following Mr. Yazbeck’s second sale of shares of Series B Preferred, there were 107,000 shares of Series B Preferred outstanding all held by one third-party investor. There were zero (0) shares of Series B Preferred available to be issued. As of April 23, 2019, there were still 107,000 shares of Series B Preferred outstanding and held by the same investor.

For the reasons detailed below, these changes to the ownership of the shares of the Series B Preferred have been disruptive to the management and operations of the Company and could have a material adverse effect on our business, operating results, and financial condition.

The third-party investor is currently asserting they have the power to control the election of members of the Board and the approval of actions for which the approval of our stockholders is required, including amendments to our Articles of Incorporation, as amended (the “Articles”), mergers or other business combinations. If you acquire shares of Common Stock, you may have no effective voice in the management of our Company. Such concentrated control of our Company may adversely affect the price of our Common Stock. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our Common Stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in an investor receiving a premium over the market price for his or her shares.

Additionally, this third party may take action that could be a conflict of interest and not in the best interest of all stockholders. Such actions could adversely affect the price of our stock and discourage new stockholders from purchasing shares of our stock.

On July 30, 2018, the Company agreed to eventually issue 45,355 shares of Series B Preferred at a value of $1.00 per Series B Preferred share to settle outstanding vendor liability. The shares of Series B Preferred Stock will be issued upon an increase in the authorized shares of Series B Preferred. The Company also agreed to the right to purchase seven and one half percent (7.5%) of the Company’s shares of Common Stock issued and outstanding at the time of exercise and having an exercise price of $0.001 per share. This form of warrant is referred to herein as the “7.5% Warrant.” The 7.5% Warrant has an expiration date of July 31, 2020. The Company currently does not have enough authorized shares to issue the Series B Preferred shares and therefore, have recorded them as a liability at their fair value of $1,587,425.

On July 31, 2018, the Company agreed to eventually issue 38,272 shares of Series B Preferred at a value of $1.00 per Series B Preferred share to settle outstanding vendor liability. The shares of Series B Preferred Stock will be issued upon an increase in the authorized shares of Series B Preferred. The Company also agreed to the assignment or issuance of three 7.5% Warrants. The Company agreed to the assignment of one previously issued 7.5% Warrant to an entity related to BCI Advisors. This 7.5% Warrant will expire on July 31, 2020. In addition, the Company also agreed to the assignment of another previously issued 7.5% Warrant to an entity related to BCI Advisors and agreed to extend the expiration date from March 1, 2019 to July 31, 2020. Finally, the Company agreed to issue a new 7.5% Warrant which will expire on July 31, 2020. The Company currently does not have enough authorized shares to issue the Series B Preferred shares and therefore, have recorded them as a liability at their fair value of $1,262,976.

We have one Independent Board Member and only two Board Members.

Currently, the Company has only two Board members. One of our Board members, Mr. Yazbeck, beneficially owns or controls a majority of our outstanding voting stock. Therefore, the Company does not receive the benefit of independent oversight over actions being taken. Without independent oversight, actions may be taken that may not be in the best interest of all stockholders which could adversely affect the price of our stock and discourage new stockholders from purchasing our stock.

Initially we will be dependent on one product.

Our Aero, Aqua and Organa Sensors we don’t plan to commercialize in the next 12 months. Therefore, the CannaDx sensor, the Eco Smart Pen, and future version of the MyDx App will account for a substantial portion of our revenues for the foreseeable future. As a result, our future operating results are dependent upon market acceptance of those products, only one of which has been commercially launched as of the date hereof. Factors adversely affecting the pricing of, demand for, or market acceptance of the sensors, such as regulatory complications, competition, or technological change, could have a material adverse effect on our business, operating results, and financial condition.

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

Trading in the Common Stock is conducted on the OTC Pink Current Information marketplace owned by OTC Markets Group Inc., as we currently do not meet the initial listing criteria for any registered securities exchange.  The OTC Pink is a less recognized marketplace than the registered securities exchanges and is often characterized by low trading volume and significant price fluctuations.  These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders could find it difficult to dispose of, or obtain accurate quotations of the price of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited.  If a public market for our Common Stock does develop, these factors could result in lower prices and larger spreads in the bid and ask prices for our shares of Common Stock.

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

On July 5, 2018, Mr. Yazbeck, in his separate capacities as sole Board member and as the holder of a majority of the Company’s voting shares, voted to adopt the MyDx, Inc. 2018 Stock Incentive Plan (the “2018 Plan”). There are 150,000,000 million shares available to be issued pursuant to the 2018 Plan. Between July 5, 2018 and April 23, 2019, 0 shares have been issued.

Mr. Yazbeck controls a majority of our voting stock, and he may make decisions that our stockholders do not consider to be in their best interests.

As of the date of this Report, Mr. Yazbeck, a member of our Board, and affiliated entities beneficially controls, in the aggregate, approximately 82.18% of our outstanding voting stock. Mr. Yazbeck owns 45.83% of the shares of Common Stock outstanding, however, via his control of the “super-voting” shares of Series A Preferred Stock, Mr. Yazbeck controls a majority of our voting stock. As a result, Mr. Yazbeck has the ability to exert substantial influence over the election of the Board and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and the Board’s decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our Company.

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

For the years ended December 31, 2018 and 2017, we and our auditors identified a material weakness in our internal control over financial reporting due to the Company not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge and experience in the application of accounting for warrants to purchase common and preferred stock issued in connection with convertible notes payable and convertible preferred stock and accounting for non-employee stock options. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. If the Company does not address the material weaknesses, we may not be able to manage our business as effectively as would be possible with an effective control system in place.

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

We incurred a net loss of approximately $8,332,000 for the year ended December 31, 2018 and a cumulative deficit of approximately $39,965,000 as of December 31, 2018.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company owns no properties. Since September 1, 2018, the Company has subleased 1,000 square feet of office and space at 6335 Ferris Square, Suite B, San Diego, California. The sublease is a month-to-month arrangement and there is a net rent of $0 per month due to the Company’s sublessor leasing furniture from the Company for $1,000 per month (the same amount as the monthly rental cost to the Company).

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

All Quality & Services, Inc. Matter

On October 18, 2018, ALL QUALITY & SERVICES, INC., a California corporation (“AQS”), filed a complaint (the “AQS Complaint”) in the Superior Court of California, County of Alameda against the Company alleging breach of contract relating to certain purchase orders and purchases related thereto. On February 14, 2019, the Company settled the matter with AQS by paying $25,000 cash to AQS and agreeing to pay a minimum of $15,000 each month until 2,000 units have been purchased from AQS which shall not be later than March 1, 2021.

Lawsuit Against Jerome Dewald and Skip Sanzeri

As previously disclosed, in July 2017, the Company and its CEO (collectively, the “Plaintiffs”) filed a lawsuit against Jerome Dewald and Skip Sanzeri. On or about July 9, 2018, the Company settled with Mr. Dewald and has dismissed the matter with prejudice as to Mr. Dewald. On or about July 25, 2018, the Company settled with Mr. Sanzeri, which settlement calls for settlement payments of $1,000 per month over the course of five months, after which the Company will dismiss the matter as to Mr. Sanzeri and fully dispose of the lawsuit. As of April 23, 2019, all five $1,000 payments have been made to the Company and the matter has not yet been dismissed.

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

As of January 22, 2018, BLM had not made any payments to the Company pursuant to the BLM Settlement. On that date, the Company filed a complaint in Superior Court of California against BLM to enforce the BLM Settlement amount of $217,500 and to collect interest at the default rate of $47.67 per day. In addition, the Company is seeking court costs and attorney’s fees. BLM answered the complaint on March 12, 2018. The initial case management conference was in May 2018. Defendant did not make an appearance and the court set a continued case management conference for July 24, 2018, where the court struck the answer for BLM. The court set trial for May 13, 2019 at 8:30 a.m. and required MyDx’s counsel to reach out to defendant for settlement purposes.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

PRICE RANGE OF OUR COMMON STOCK AND DIVIDEND INFORMATION

Our Common Stock trades publicly on the OTC Pink Current Information marketplace of the OTC Markets Group Inc under the symbol “MYDX”.

The trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Shareholders of Record

As of April 23, 2019, an aggregate of 3,905,200,946 shares of our Common Stock were issued and outstanding and owned by approximately 155 shareholders of record. Due to shares of our Common Stock being held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

On December 23, 2016, the Board designated 51 shares of Series A Preferred Stock. Among other provisions, each one (1) share of the Series A Preferred shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036). The 51 shares were issued to Daniel Yazbeck, the Company’s member of the Board. Mr. Yazbeck, via his ownership of the 51 shares of the Series A Preferred, has control of the majority of the Company’s voting stock.

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

During the year ended December 31, 2017 the investor who had bought 100,000 shares of Series B Preferred from Mr. Yazbeck in June 2017 converted 3,300 shares of Series B Preferred into 33,000,000 shares of Common Stock. Per the terms of the Series B Preferred Certificate of Designation, upon conversion, the 3,300 shares converted were retired and cancelled and cannot be reauthorized or reissued as shares of Series B Preferred.

During the second quarter of 2018, the investor who had bought 100,000 shares of Series B Preferred from Mr. Yazbeck in June 2017 converted 14,700 shares of Series B Preferred into 147,000,000 shares of Common Stock. Per the terms of the Series B Preferred Certificate of Designation, upon conversion, the 14,700 shares converted were retired and cancelled and cannot be reauthorized or reissued as shares of Series B Preferred.

During the second quarter of 2018, Mr. Yazbeck converted 175,000 shares of Series B Preferred into 1,750,000,000 shares of Common Stock. Per the terms of the Series B Preferred Certificate of Designation, upon conversion, the 175,000 shares converted were retired and cancelled and cannot be reauthorized or reissued as shares of Series B Preferred.

During the second quarter of 2018, Mr. Yazbeck sold his remaining 25,000 shares of Series B Preferred for proceeds of $29,000 to the same investor who bought 100,000 shares of Series B Preferred from him in June 2017. As of April 23, 2019, $105,000 of the $290,000 sale price has been paid by this investor to Mr. Yazbeck. Mr. Yazbeck lent the $105,000 to the Company.

Following Mr. Yazbeck’s second sale of shares of Series B Preferred, there were 107,000 shares of Series B Preferred outstanding all held by one third-party investor. There were zero (0) shares of Series B Preferred available to be issued. As of April 23, 2019, there were still 107,000 shares of Series B Preferred outstanding and held by the same investor.

On July 30, 2018, the Company agreed to eventually issue 45,355 shares of Series B Preferred at a value of $1.00 per Series B Preferred share to settle outstanding vendor liability. The shares of Series B Preferred will be issued upon an increase in the authorized shares of Series B Preferred. The Company also agreed to issue a 7.5% Warrant with an expiration date of July 31, 2020. The Company currently does not have enough authorized shares to issue the Series B shares and therefore, have recorded them as a liability at their fair value of $1,587,425.

On July 31, 2018, the Company agreed to eventually issue 38,272 shares of Series B Preferred at a value of $1.00 per Series B Preferred share to settle outstanding vendor liability. The shares of Series B Preferred will be issued upon an increase in the authorized shares of Series B Preferred. The Company also agreed to the assignment or issuance of three warrants giving the holder the right to purchase seven and one half percent (7.5%) of the Company’s shares of Common Stock issued and outstanding at the time of exercise and having an exercise price of $0.001 per share. This form of warrant is referred to herein as the “7.5% Warrant.” The Company agreed to the assignment of one previously issued 7.5% Warrant to an entity related to BCI Advisors. This 7.5% Warrant will expire on July 31, 2020. In addition, the Company also agreed to the assignment of another previously issued 7.5% Warrant to an entity related to BCI Advisors and agreed to extend the expiration date from March 1, 2019 to July 31, 2020. Finally, the Company agreed to issue a new 7.5% Warrant which will expire on July 31, 2020.  The Company currently does not have enough authorized shares to issue the Series B Preferred shares and therefore, have recorded them as a liability at their fair value of $1,262,976.

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K or on a Quarterly Report on Form 10-Q as follows:

On May 7, 2018, YCIG acquired 1,750,000,000 shares of the Company’s common stock through the conversion of 175,000 shares of the Company’s Series B Preferred via a cashless conversion of the stated value of $1.00 per Series B Preferred share divided by a conversion price of $0.0001 per share.

On July 23, 2018, the Company issued a 12% Convertible Promissory Note for $25,000 (the “Beckmann Note”) to Erai Beckmann. The Note matures on July 23, 2019 and is convertible into shares of the Company’s common stock at a conversion price equal to a 30% discount to the closing price on the day prior to the conversion date.

On July 30, 2018, the Company entered into a Settlement Agreement and Mutual Release with Torque Research & Development, Inc. (the “TRD Settlement”). Pursuant to the TRD Settlement, the parties agreed to terminate the February 8, 2017 Research & Development Agreement and the February 8, 2017 Exclusive License Agreement. In return for a full release by Torque Research & Development, Inc. (“TRD”), the Company to eventually issue 45,355 shares of Series B Preferred at a value of $1.00 per Series B Preferred share. The shares of Series B Preferred will be issued upon an increase in the authorized shares of Series B Preferred. The Company also agreed to issue a 7.5% Warrant with an expiration date of July 31, 2020. The Company currently does not have enough authorized shares to issue the Series B Preferred shares and therefore, have recorded them as a liability at their fair value of $1,587,425.

On July 31, 2018, the Company entered into a Settlement Agreement and Mutual Release with BCI Advisors (the “BCI Settlement”). Pursuant to the BCI Settlement, the parties agreed to terminate the December 1, 2016 Advisory Services Agreement. In return for a full release by BCI, the Company agreed to eventually issue 38,272 shares of Series B Preferred at a value of $1.00 per Series B Preferred share. The shares of Series B Preferred will be issued upon an increase in the authorized shares of Series B Preferred. The Company also agreed to the assignment or issuance of three 7.5% Warrants. The Company agreed to the assignment of one previously issued 7.5% Warrant to an entity related to BCI Advisors. This 7.5% Warrant will expire on July 31, 2020. In addition, the Company also agreed to the assignment of another previously issued 7.5% Warrant to an entity related to BCI Advisors and agreed to extend the expiration date from March 1, 2019 to July 31, 2020. Finally, the Company agreed to issue a new 7.5% Warrant which will expire on July 31, 2020. The Company currently does not have enough authorized shares to issue the Series B Preferred shares and therefore, have recorded them as a liability at their fair value of $1,262,976.

On October 1, 2018, the Company entered into a securities purchase agreement (the “Geneva Purchase Agreement”) with Geneva Roth Remark Holdings, Inc., (“Geneva”), pursuant to which Geneva purchased a 10% unsecured convertible promissory note (the “Geneva Note”) from the Company in the aggregate principal amount of $74,800, such principal and the interest thereon convertible into shares of the Company’s common stock at a 29% discount of the average of the lowest 3 trading days with a 15 day lookback at the option of Geneva. The purchase price of $74,800 of the Geneva Note was paid in cash by Geneva on October 2, 2018. After payment of transaction-related expenses, net proceeds to the Company from the Geneva Note totaled $65,000. The maturity date of the Geneva Note is October 1, 2019.

On October 4, 2018 the Company entered into a securities purchase agreement (the “First GSC Purchase Agreement”) with GS Capital Partners LLC, (“GSC) pursuant to which GSC purchased two 8% unsecured convertible promissory notes from the Company in the aggregate principal amount of $125,000, comprised of the first note in the amount of $75,000 (the “First October GSC Note”), and the second note in the amount of $50,000 (the “Second October GSC Note”, and together with the First October GSC Note, the “October GSC Notes”), such principal and the interest thereon convertible into shares of the Company’s common stock at a 29% discount of the average of the lowest 3 trading days with a 15 day lookback at the option of GSC. The purchase price of $75,000 of the First October GSC Note was paid in cash by GSC on October 5, 2018. After payment of transaction-related expenses, net proceeds to the Company from the First GSC Note totaled $68,500. The maturity date of the First October GSC Note is October 4, 2019.

On October 11, 2018, the Company entered into a securities purchase agreement (the “Eagle Purchase Agreement”) with Eagle Equities, LLC (“Eagle”), pursuant to which Eagle purchased an 8% unsecured convertible promissory note (the “Eagle Note”) from the Company in the aggregate principal amount of $181,500, such principal and the interest thereon convertible into shares of the Company’s common stock at a 35% discount of the average of the lowest 3 trading days with a 15 day lookback at the option of Eagle.

On October 11, 2018 the Company entered into a securities purchase agreement (the “Second GSC Purchase Agreement”) with GSC, pursuant to which GSC purchased an 8% unsecured convertible promissory note (the “October 11th GSC Note”) from the Company in the aggregate principal amount of $102,000, such principal and the interest thereon convertible into shares of the Company’s common stock at a 35% discount of the average of the lowest 3 trading days with a 15 day lookback at the option of GSC. The purchase price of $181,500, and of $102,000, of the Eagle Note and the October 11th GSC Note, respectively, was paid in cash by the Eagle and GSC on October 11, 2018. After payment of transaction-related expenses, net proceeds to the Company from the Eagle Note and the October 11th GSC Note totaled $157,000 and $90,000, respectively. The maturity date of the Eagle Note and the October 11th GSC Note is October 11, 2019.

The Company and GSC completed the purchase and sale of the First October GSC Note. The Second October GSC Note was due to be funded on or before November 4, 2018. Effective, however, October 11, 2018, the Company and GSC agreed to amend the First GSC Purchase Agreement (the “Amendment”) to remove all references, obligations, duties and/or rights of the Company and GSC to purchase and sell the Second October GSC Note. All references, obligations, duties and/or rights relating to the Second October GSC Note are of no effect and neither party is under any obligation to perform with respect to the Second October GSC Note.

On November 10, 2018, the Company entered into the Mr. Cannabis Consulting Agreement with Mr. Cannabis, Inc., a California corporation, pursuant to which Mr. Cannabis would perform management type services for the Company as further defined in the Mr. Cannabis Consulting Agreement. The term of the Mr. Cannabis Consulting Agreement is from November 10, 2018 through November 9, 2021 (the “Mr. Cannabis Consulting Agreement Term”). The Mr. Cannabis Consulting Agreement shall not be terminated within the first six months of the Mr. Cannabis Consulting Agreement Term. The Company or Mr. Cannabis may terminate this Agreement, with or without cause, at any time after the first six months of the Mr. Cannabis Consulting Agreement Term upon providing ninety day written notice to the other party.

Pursuant to, and in accordance with the terms and conditions of the Mr. Cannabis Consulting Agreement, Mr. Cannabis was issued a common stock purchase warrant (the “Warrant”) to purchase twenty two and one half percent (22.5%) of the issued and outstanding shares of the Company’s common stock, par value $0.001 per share at the time of the first notice of exercise given by Mr. Cannabis to the Company, exercisable at a price of $0.001 per share and for a term of three years from the date of issuance (the “Mr. Cannabis Warrant”). Separate from the Mr. Cannabis Warrant and separate from the Mr. Cannabis Consulting Agreement Mr. Cannabis was also issued a common stock purchase warrant to purchase fifteen (15%) of the issued and outstanding shares of the Company’s common stock, par value $0.001 per share at the time of the first notice of exercise given by Mr. Cannabis to the Company, exercisable at a price of $0.001 per share and for a term of three years from the date of issuance.

On November 10, 2018, the Company entered into a settlement agreement and general release (the “Settlement and Release Agreement”) with Mr. Yazbeck whereby Mr. Yazbeck agreed to grant the Company an extension to repay certain obligations in the aggregate amount of $410,689.99 currently due and owing to Mr. Yazbeck pursuant to his employment agreement with the Company entered into on October 15, 2014 (the “Settled Claims”). As consideration for extending the date for the Company to repay the Settled Claims to January 1, 2020, the Company agreed to extend the expiration date of warrant to purchase shares of Common Stock previously issued to an entity controlled by Mr. Yazbeck (the “YCIG Warrant”) to November 10, 2022 and to revise certain other provisions of the YCIG Warrant. As of April 23, 2019, the revised warrant had not yet been issued to Mr. Yazbeck.

On December 19, 2018 the Company entered into a securities purchase agreement (the “Third GSC Purchase Agreement”) with GSC, pursuant to which GSC purchased an 8% unsecured convertible promissory note (the “Third GSC Note”) from the Company in the aggregate principal amount of $82,000, such principal and the interest thereon convertible into shares of the Company’s common stock at a 33% discount of the average of the lowest 3 trading days with a 15 day lookback at the option of GSC. The purchase price of $80,000 of the Third GSC Note was paid in cash by GSC on December 20, 2018. After payment of transaction-related expenses, net proceeds to the Company from the Note totaled $76,000. The maturity date of the Third GSC Note is December 19, 2019.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

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

The Company’s founder and member of the Board, Daniel Yazbeck, is an experienced executive with over 15 years of product research, development and commercialization experience including at Fortune 500 companies. Mr. Yazbeck was a scientist for Pfizer Pharmaceuticals, specializing in Chemical R&D technologies that identify and manufacture Active Pharmaceutical Ingredients at scale using green chemistry and a strategic product and market developer for Panasonic, engineering new consumer electronic products and deploying them with strategic partners in the healthcare industry. Mr. Yazbeck is also a seasoned asset-backed investor at Yazbeck Investments and holds a master of science degree from McGill University.

The Company has received cash investments of approximately $8.6 million to date. The MyDx Analyzer was released in the third quarter of 2015 and the Company received an additional $250,000 loan from an entity affiliated with Mr. Yazbeck to help finance its operations in the fourth quarter of 2015. Since the MyDx Analyzer’s launch in 2015 it has generated close to $1.5M in revenues. In 2016, we believe the Company continued to penetrate the market and increased brand recognition. In addition, in 2016, the Company launched additional products that tests for pesticides in food and chemicals in water and financed the company’s operations primarily through the issuance of convertible debt. In January of 2018, MyDx’s Biopharmaceutical division commenced clinical trials on its unique MyDx360 Pain Management Formula, appointed Dr. Heiner Dreismann, Former CEO of Roche Molecular Systems and Diagnostics Veteran to its Executive Advisory Board on April 24, 2018, secured city and state legal cannabis manufacturing and distribution for its MyDx360 customers in May 2018, and featured the Eco Smart Pen working Prototype on CFN Media in August 2018. The MyDx Analyzer was selected to be used in a large HIV Study by the University of Florida in September 2018. MyDx recruited Mr. Cannabis Group to operate the Company in November 2018, onboarding a new experienced CFO/CEO (Mr. Matthew Bucciero), a leading Harvard neuroscientist (Just Vincent) to its scientific advisory board, and Mr. Erai Beckmann, a seasoned cannabis industry professional, as a member of the Board.

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

2.	Data Analytics

Pre-Clinical Chemical Analysis and Patient Feedback Ecosystem.

MyDx has four classes of data and algorithms:

1)	User Data

●	When users download the CannaDx mobile app, we may ask them to put in personal details such as gender, location, height, weight, age etc. that we maintain while complying with HIPAA.

2)	Chemical Composition Data

●	This information is sourced from a number of inputs including the CannaDx Handheld’s Total Canna Profile (TCP), partner laboratories analyses, and branded pre-tested concentrates.

3)	User Feedback

●	Provided by users in our CannaDx mobile app as they try various products and record their experiences with those products.

4)	Usage Statistics

●	We plan to capture type, frequency, dosage, ailments relieved, and side effects.

MyDx plans to leverage this data, which combined is referred to as the Total Canna ProfileTM (TCP), combined with our proprietary algorithms, to develop key insights into user behavior based on unique chemical profiles. Our goal is to track how a specific sample is expected to help relieve certain ailments and to validate the results.

3.	Biopharmaceutical

Identifying ‘green Active Pharmaceutical IngredientsTM’ (gAPITM) and corresponding formulations

1)	Sale and License of Product Formulations

●	MyDx plans to work with third party customers to license crowdsourced formulated chemical profiles that are expected to address a specific “relief” desired using its own proprietary formulas derived from our extensive dataset and algorithms.

2)	Sale of green Active Pharmaceutical Ingredients (gAPITM)

●	This division will also look to provide an organic source of extracted green Active Pharmaceutical Ingredients (gAPITM), such as a predefined terpene formulation, for consumer and industrial use.
●	Given that certain classes of gAPI’s such hemp derived CBD and terpenes might offer “relief” without the “high” THC provides, MyDx intends to partner with leaders in the industry to offer branded products without THC, akin to a “virgin” cocktail, if it finds that these formulations offer the benefits desired and the legal framework to sell them is viable.

4.	SaaS (Software as a Service)

Software services for prescribers, patient groups, cultivators, and regulators

1)	MyDx App

●	Available in iOS and Android and controls the MyDx Analyzer.
●	Tracks patient tested samples and physiological feedback.
●	Prints a Certificate of Analysis, which includes patient feedback.
●	Offers patients groups and their doctors with OEM software to track what the community is experiencing.
●	Centrally hosted in our secure cloud based server.
●	Will offer in App purchases for additional software subscription features.

2)	MYDX360

●	MyDx360 is a Software As A Service (SAAS)-based community engagement platform designed to help entrepreneurs develop, launch and track the effects of new formulated products on consumers to help penetrate their target markets more effectively.
●	As part of the service, companies will choose from among MyDx’s many chemical formulations that best align with the physiological response its target demographic is seeking. From there, MyDx will outsource the delivery of those formulations through licensed concentrate manufacturing facilities and provide customer-engagement support via its SAAS platform and MyDx smart devices such as the Eco Smart Pen to acquire and analyze user feedback.
●	Collectively, this suite of services will be called MyDx360.

3)	Software to Support Laboratory Marketing, Customer Service and Data Aggregation

●	MyDx will offer what we believe will be the premier lead generator and outsourced services provider for cannabis testing labs.
●	Through certain assets MyDx expects to develop or acquire, as well as leads generated from our handheld analysis and smart devices, we believe MyDx will be positioned to become a world leader in cannabis laboratory marketing and services and as the largest “data holder” of tested cannabis and the associated chemical profiles tied to the ailment therapy.

Recent Developments

MYDX360 SAAS Ecosystem License and Services Agreements

In April 2018 the Company entered into a separate MYDX360 SAAS Ecosystem License and Services Agreements with Q’NCH, LLC, a Delaware limited liability company and HotNife, LLC, a California limited liability company. (the “SAAS Agreements”). Under the terms of the SAAS Agreements, the Company granted the counterparties a non-exclusive limited license to: (i) access the Company’s Database (as defined in the SAAS Agreements) (the “Access License”), and (ii) use the Company’s “Powered by MyDx” trademark and the MyDx logo on the counterparties’ products (the “Brand License”, and together with the Access License, the “MyDx License”). Additionally, the SAAS Agreement provides the counterparties with (i) market research regarding the packaging of the counterparties’ products in coordination with the counterparties’ objectives (the “Brand Services”) and (ii) delivery of certain quantities of the Company’s smart devices, cartridges, batteries, and other hardware to the counterparties (the “Product Services” and, together with the Brand Services, the “MyDx Services”). The total consideration to the Company from each of the counterparties in exchange for the grant of the MyDx License and the MyDx Services will be $15,000 per year and the costs of the Eco Smart Pens’ hardware. The payments will not begin until the Company releases the Eco Smart Pen. The Company expects to release the Eco Smart Pen in 2019.

Management Changes

On November 10, 2018, the Company entered into the Mr. Cannabis Consulting Agreement with Mr. Cannabis, Inc., pursuant to which Mr. Cannabis would perform management type services for the Company as further defined in the Mr. Cannabis Consulting Agreement. The term of the Mr. Cannabis Consulting Agreement is from November 10, 2018 through November 9, 2021. The Mr. Cannabis Consulting Agreement shall not be terminated within the first six months of the Mr. Cannabis Consulting Agreement Term. The Company or Mr. Cannabis may terminate this Agreement, with or without cause, at any time after the first six months of the Mr. Cannabis Consulting Agreement Term upon providing ninety day written notice to the other party.

Pursuant to, and in accordance with the terms and conditions of the Mr. Cannabis Consulting Agreement, Mr. Cannabis was issued a common stock purchase warrant to purchase twenty two and one half percent (22.5%) of the issued and outstanding shares of the Company’s common stock, par value $0.001 per share at the time of the first notice of exercise given by Mr. Cannabis to the Company, exercisable at a price of $0.001 per share and for a term of three years from the date of issuance. Separate from the Mr. Cannabis Warrant and separate from the Mr. Cannabis Consulting Agreement Mr. Cannabis was also issued a common stock purchase warrant to purchase fifteen (15%) of the issued and outstanding shares of the Company’s common stock, par value $0.001 per share at the time of the first notice of exercise given by Mr. Cannabis to the Company, exercisable at a price of $0.001 per share and for a term of three years from the date of issuance.

In connection with the Mr. Cannabis Consulting Agreement, Mr. Daniel Yazbeck resigned from his position as the Company’s Chief Executive Officer (the “Yazbeck Resignation”), but remained a member of the Board. Upon Mr. Yazbeck’s resignation, the Board appointed Mr. Matthew Bucciero, an affiliate of the Consultant, as Chief Executive Officer of the Company (the “Bucciero CEO Appointment”). Additionally, Mr. Erai Beckmann, currently President of the Consultant, was appointed to the Board (the “Beckmann Board Appointment”).

Mr. Beckmann was the CEO of Humanity Holdings through February 2018. At the time the Company entered into the License and Services Agreement with Humanity Holdings in April 2018, Mr. Beckmann’s position was Co-Founder and he owned 23% of the entity. In addition, on February 1, 2018, the Company and Mr. Beckmann entered into a twelve (12) month Research, Manufacturing, Advertising and Marketing Services Agreement. For the year ended December 31, 2018, the Company issued 43,906,926 restricted shares of common stock to Mr. Beckmann in connection with the February agreement.

On November 10, 2018, the Company entered into a settlement agreement and general release (the “Settlement and Release Agreement”) with Mr. Yazbeck whereby Mr. Yazbeck agreed to grant the Company an extension to repay certain obligations in the aggregate amount of $410,689.99 currently due and owing to Mr. Yazbeck pursuant to his employment agreement with the Company entered into on October 15, 2014 (the “Settled Claims”). As consideration for extending the date for the Company to repay the Settled Claims to January 1, 2020, the Company agreed to extend the expiration date of warrant to purchase shares of Common Stock previously issued to an entity controlled by Mr. Yazbeck (the “YCIG Warrant”) to November 10, 2022 and to revise certain other provisions of the YCIG Warrant. As of April 23, 2019, the revised warrant had not yet been issued to Mr. Yazbeck.

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

License and Services Agreement

On April 9, 2018, the Company entered into a License and Services Agreement with Humanity Holdings Inc. and Humanity Products, Inc. (collectively “Humanity Holdings”). Humanity Holdings currently operates a manufacturing and distribution facility, licensed by the state of California, through which it engages in the sale and distribution of various cannabis related products. The Company granted Humanity Holdings a non-exclusive license to manufacture, sell, and distribute products within California using proprietary product formulations owned or licensed by the Company. Humanity Holdings will pay 20% of net sales to the Company as a support services fee and 30% of net sales to the Company as a royalty.

Torque Research and Development Settlement Agreement

On July 30, 2018, the Company agreed to eventually issue 45,355 shares of Series B Preferred at a value of $1.00 per Series B Preferred share to settle outstanding vendor liability. The shares of Series B Preferred will be issued upon an increase in the authorized shares of Series B Preferred. The Company also agreed to issue a 7.5% Warrant with an expiration date of July 31, 2020. The Company currently does not have enough authorized shares to issue the Series B Preferred shares and therefore, have recorded them as a liability at their fair value of $1,587,425.

BCI Settlement Agreement

On July 31, 2018, the Company agreed to eventually issue 38,272 shares of Series B Preferred at a value of $1.00 per Series B Preferred share to settle outstanding vendor liability. The shares of Series B Preferred will be issued upon an increase in the authorized shares of Series B Preferred. The Company also agreed to the assignment or issuance of three warrants giving the holder the right to purchase seven and one half percent (7.5%) of the Company’s shares of Common Stock issued and outstanding at the time of exercise and having an exercise price of $0.001 per share. This form of warrant is referred to herein as the “7.5% Warrant.” The Company agreed to the assignment of one previously issued 7.5% Warrant to an entity related to BCI Advisors. This 7.5% Warrant expired on January 15, 2019. In addition, the Company also agreed to the assignment of another previously issued 7.5% Warrant to an entity related to BCI Advisors and agreed to extend the expiration date from March 1, 2019 to July 31, 2020. Finally, the Company agreed to issue a new 7.5% Warrant which will expire on July 31, 2020. The Company currently does not have enough authorized shares to issue the Series B Preferred shares and therefore, have recorded them as a liability at their fair value of $1,262,976.

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

Results of Operations

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $8,332,259 and $5,233,519, respectively, for the years ended December 31, 2018 and 2017, and had an accumulated deficit of $39,965,231 as of December 31, 2018.

Comparison of Years Ended December 31, 2018 and 2017

Revenue

For the years ended December 31, 2018 and 2017, the Company had licensing revenue of $8,654 and $8,829, respectively. For the years ended December 31, 2018 and 2017, the Company had product service revenue of $22,168 and $13,384, respectively. For the years ended December 31, 2018 and 2017, the Company had product revenue of $238,090 and $398,401, respectively. The decrease in revenue for the year ended December 31, 2018 compared to 2017 was a result of the Company having CannaDx on back order and not being able to deliver CannaDx units in order to recognize the revenue.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the year ended December 31, 2018 and 2017 were 51% and 73%, respectively. The gross margin was negatively affected by the decrease in direct to consumer sales compared to sales via distributors.

Research and Development Expenses

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the year ended December 31, 2018, the Company expended $285,395 for various research and development projects for hardware, database, software and sensor development as compared to $170,385 for the year ended December 31, 2017. The increase of $115,010, or 68%, resulted primarily from the Company increasing its research and development efforts around the eco smart pen including both the engineering as well as the design of the eco smart pen.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of consulting fees for third-party services and general marketing expenses. For year ended December 31, 2018, the Company expended $153,626 as compared to $968,687 for the year ended December 31, 2017. The decrease of $815,061, or 84%, resulted primarily from the Company not being able to produce units for most of 2018 which overall led to a decrease in marketing expenditures.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses.

For the year ended December 31, 2018, the Company expended $1,375,480 as compared to $1,589,485 for the year ended December 31, 2017. The decrease of $214,005, or 13%, resulted primarily from a decrease in wages, stock – based compensation, independent contractors, and miscellaneous general administrative expenses all due to reduced overall revenue and cash for the Company.

Other income (expense)

Other expenses increased $3,843,683, resulted primarily from the increase of loss on settlement of vendor liability relating to amendments to vendor contracts, and change in fair value of warrant liability. This was offset by a decrease in interest expense relating to notes payable, change in fair value of warrant liability derivative expense relating to the fair value of the conversion features, and change in fair value of derivative liability.

Liquidity and Capital Resources

Since its inception, capital raised by the Company has been used primarily for the Company’s research and development efforts and to support its operations. As of December 31, 2018, the Company had remaining cash of $102,698 with a net working capital deficit of $12,426,546 As a result of the Company’s significant operating expenditures and the lack of significant product sales revenue, we expect to incur losses from operations for the near future and will be required to seek additional capital to sustain our operations.

It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generate sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $102,698 will not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Working Capital

	December 31, 2018	December 31, 2017
Current assets	$216,729	$300,352
Current liabilities	12,643,275	4,708,549
Working Capital Deficit	$(12,426,546)	$(4,408,197)

Current assets for December 31, 2018 decreased compared to December 31, 2017 primarily due to a decrease in cash and inventory.

Current liabilities for December 31, 2018 increased compared to December 31, 2017 primarily due to an increase in Warrant Liability and Preferred share liability and offset by a decrease in Derivative Liability.

Cash Flows

	Years Ended December 31,
	2018	2017
Net Cash Used in Operating Activities	$(307,739)	$(401,214)
Net Cash Used in Investing activities	(175,092)	-
Net Cash Provided by Financing Activities	466,501	482,039
Net Change	$(16,330)	$80,825

Net Cash Provided by (Used in) Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, common stock issued in exchange for services, accretion of debt discount and debt issuance costs on convertible notes and the change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes, and a gain of settlement of liabilities during the year ended December 31, 2018, as well as the effect of changes in working capital and other activities.

In addition, the net decreased in cash from changes in working capital activities from the year ended December 31, 2018 to the year ended December 31, 2017 primarily consisted of increase of Warrant Liability.

Net Cash Provided by Financing Activities

For the years ended December 31, 2018, financing activities provided cash of $466,501 which resulted from a decrease of $245,500 in net proceeds from the issuance of common stock, $60,000 in proceeds from note payable – related party. For the year ended December 31, 2017, financing activities provided $482,039 which resulted from an increase of $245,500 in proceeds from the issuance of convertible notes payable, and $263,500 in proceeds from issuance of asset based loans.

Going Concern

At December 31, 2018, we had an accumulated deficit of $39,965,231 and incurred a net loss of $8,332,259 for the year ended December 31, 2018. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MyDx, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MyDx, Inc. (“the Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Salt Lake City, UT

April 24, 2019

MyDx, Inc.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017

ASSETS

Current assets:
Cash	$102,698	$119,028
Inventory	114,031	180,503
Prepaid expenses and other current assets	-	821
Total current assets	216,729	300,352

Tooling in process	173,854	-
Property and equipment, net	26,748	66,832
Other assets	18,983	32,580
Total assets	$436,314	$399,764

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,101,853	$1,293,443
Customer deposits	69,330	20,107
Accrued liabilities	692,071	454,413
Current portion of leases payable	2,756	2,756
Due to related party	1,075	46,075
Convertible notes payable, current, net of debt discount	436,177	295,750
Derivative liability	1,222,186	2,596,005
Preferred shares liability	2,850,401	-
Warrant liability	6,267,426	-
Total current liabilities	12,643,275	4,708,549

Customer deposits	-	8,954
Total liabilities	12,643,275	4,717,503

Redeemable Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized 107,000 and 296,700 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	2,033,000	5,637,300

Commitments and contingencies

Stockholders’ deficit:
Series A Preferred stock, $0.001 par value; 51 shares authorized 51 and 51 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 3,905,200,946 and 1,859,397,541 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	3,905,201	1,859,397
Additional paid-in capital	21,820,069	19,818,536
Accumulated deficit	(39,965,231)	(31,632,972)
Total stockholders’ deficit	(14,239,961)	(9,955,039)
Total liabilities and stockholders’ deficit	$436,314	$399,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYDX INC.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2018	2017
Sales
Product revenue	$238,090	$398,401
Product service revenue	22,168	13,384
Licensing revenue	8,654	8,829
Total sales	268,912	420,614

Cost of goods sold
Product costs	131,653	114,616
Total cost of sales	131,653	114,616

Gross profit	137,259	305,998

Operating Expenses
Research and development	285,395	170,385
Sales and marketing	153,626	968,687
General and administrative	1,375,480	1,589,485
Total operating expenses	1,814,501	2,728,557

Loss from operations	(1,677,242)	(2,422,559)

Other income (expense)
Interest expense, net	(164,485)	(341,068)
Change in fair value of derivative liability	1,504,006	(196,545)
Change in fair value of warrant liability	(344,898)	-
Derivative expense	(284,343)	(1,987,888)
Gain (loss) on settlement of debt	-	179,276
Gain on forfeiture of technology transfer deposit	-	135,000
Gain on extinguishment of debt	4,581	-
Loss on settlement of vendor liability	(7,369,504)	(599,735)

Total Other income (expense)	(6,654,643)	(2,810,960)

Loss before provision for income taxes	(8,331,885)	(5,233,519)

Provision for income taxes	374	-
Net loss	$(8,332,259)	$(5,233,519)

Dividends	(61,770)	(119,670)

Net loss attributable to common shareholders	(8,394,029)	(5,353,189)

Loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	3,170,425,601	1,539,192,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

MyDx, INC.

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2018 and 2017

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2016	51	$-	645,060,704	$645,061	$16,695,552	$(26,399,453)	$(9,058,840)

Proceeds from the issuance of common stock	-	-	50,000,000	50,000	195,500	-	245,500

Conversion of series B preferred stock into common stock	-	-	33,000,000	33,000	29,700	-	62,700

Common stock issued upon conversion of convertible notes	-	-	976,896,487	976,896	(19,873)	-	957,023

Derivative cease to exist upon conversion of notes	-	-	-	-	1,845,677	-	1,845,677

Issuance of common stock for services rendered	-	-	143,977,273	143,977	524,718	-	668,695

Common stock issued to settle vendor liabilities	-	-	3,500,000	3,500	64,050	-	67,550

Common issued to settle payroll liabilities	-	-	6,963,077	6,963	9,142	-	16,105

Stock based compensation	-	-	-	-	473,770	-	473,770

Net loss for year ended December 31, 2017	-	-	-	-	-	(5,233,519)	(5,233,519)

Balances as of December 31, 2017	51	$-	1,859,397,541	$1,859,397	$19,818,536	$(31,632,972)	$(9,955,039)

Issuance of series B for settlement of vendor liabilities	-	-	-	-	1,884,218	-	1,884,218

Conversion of series B preferred stock into common stock	-	-	1,897,000,000	1,897,000	(176,918)	-	1,720,082

Issuance of common stock for services rendered	-	-	93,430,735	93,431	242,319	-	335,750

Common stock issued to settle vendor liabilities	-	-	25,000,000	25,000	40,500	-	65,500

Issuance of common stock for prepaid services	-	-	4,285,714	4,286	9,000	-	13,286

Common stock issued upon conversion of convertible notes	-	-	26,086,956	26,087	88,696	-	114,783

Settlement of Warrants issued in prior year					(88,253)		(88,253)

Stock based compensation	-	-	-	-	1,971	-	1,971

Net income for three months ended March 31, 2018	-	-	-	-	-	(8,332,259)	(8,332,259)

Balances as of December 31, 2018	51	$-	3,905,200,946	$3,905,201	$21,820,069	$(39,965,231)	$(14,239,961)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MyDx, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(8,332,259)	$(5,233,519)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41,322	72,051
Common stock issued in exchange for services	-	668,695
Change in fair value of derivative liability	(1,504,006)	196,545
Change in fair value of warrant liability	344,898	-
Derivative expense	284,343	1,987,888
(Gain) / Loss on settlement of vendor liabilities	7,369,503	473,770
Loss on settlement of debt	-	(179,276)
Stock based compensation	520,785	599,735
Loss on extinguishment of debt	(4,581)	27,851
Interest expense related to amortization of debt issuance costs and debt discount	110,868	280,841
Changes in assets and liabilities:
Inventory	66,472	(25,270)
Prepaid expenses and other assets	27,704	96,409
Accounts payable and accrued liabilities	726,943	621,496
Customer deposits	40,269	-
Long term obligations	-	12,294
Current portion leases payable	-	(724)
Net cash provided by (used in) operating activities	(307,739)	(401,214)

Cash flows from investing activities:
Purchase of Tooling in process	(173,854)
Purchases of property & equipment	(1,238)	-
Net cash used in investing activities	(175,092)	-

Cash flows from financing activities
Proceeds from the issuance of common stock	-	245,500
Proceeds from note payable - related party	105,000	165,000
Repayment of related party loans	(150,000)	(120,000)
Proceeds from note payable, net of debt discount and issuance cost	-	263,500
Proceeds from the issuance of convertible notes payable, net of issuance costs	511,501	48,500
Repayments on asset based loans	-	(120,461)
Net cash provided by financing activities	466,501	482,039

Net change in cash	(16,330)	80,825

Cash, beginning of period	119,028	38,203
Cash, end of period	$102,698	$119,028

Supplemental cash flow information:
Interest paid	$-	$13,755
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Settlement of debt with convertible note	$60,000	$908,828
Stock issued for settlement of vendor liabilities	$680,875
Conversion of debt	$(60,000)	$1,836,127
Convertible notes issues through extinguishment of debt	$-	$465,295
Conversion of convertible preferred stock to common stock	$3,604,300	$465,295
Derivative cease to exist upon conversion of notes	$-	$1,845,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

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

As reflected in the consolidated Financial Statements, the Company had an accumulated deficit at December 31, 2018 and a net cash used in operating activities for the year ended December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenues; however, its cash position may not be sufficient to support its daily operations. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by early-stage companies. These risks include, but are not limited to, the uncertainty of availability of financing and the uncertainty of achieving future profitability. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise funds through the capital markets. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. We reported negative cash flow from operations for the year ended December 31, 2018. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generates sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $102,968 at December 31, 2018 will not be sufficient to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	Summary of Significant Accounting Policies

Basis of Presentation/Principals of Consolidation

The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include allowance for doubtful accounts, estimates of product returns, warranty expense, inventory valuation, valuation allowances of deferred taxes, stock-based compensation expenses and fair value of warrants and derivatives. The Company bases its estimates on historical experience and on assumptions that it believes are reasonable. The Company assesses these estimates on a regular basis; however, actual results could materially differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2018 and December 31, 2017, the Company held no cash equivalents.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of December 31, 2018 and December 31, 2017, there was an allowance for doubtful accounts of $27,851 and $27,851 respectively.

During the year ended December 31, 2018 the Company recorded a bad debt expense of $0.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of December 31, 2018 contained a significant financing component. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

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

The following table presents sales by operating segment disaggregated based on type of product and geographic region for the years ended December 31, 2018 and 2017.

	Years ended December 31, 2018			Years ended December 31, 2017
	United States	International	Total	United States	International	Total
Product revenue	$128,004	$110,086	$238,090	$322,346	$76,055	$398,401
Product service revenue	16,023	6,145	22,168	9,674	3,710.00	13,384
Licensing revenue	8,654	-	8,654	8,829	-	8,829
	$152,681	$116,231	$268,912	$340,849	$79,765	$420,614

Product revenue

Product revenue is recognized when or as we satisfy a performance obligation. We generally satisfy performance obligations at a point in time upon delivery of goods, in accordance with the terms of the contract customer.

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

Cost of Sales

We include product costs (i.e. material, direct labor and overhead costs), shipping and handling expense, product royalty expense, and product license agreement expense in cost of sales.

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

Research and Development Costs

Research and development costs are charged to expense as incurred. These costs consist primarily of salaries and direct payroll-related costs. It also includes purchased materials and services provided by independent contractors, software developed by other companies and incorporated into or used in the development of our final products. Research and development expenses for the year ended December 31, 2018 and 2017 were $285,395 and $170,385, respectively.

Advertising Costs

Advertising costs are charged to sales and marketing expenses and general and administrative expenses as incurred. Advertising expenses, which are recorded in sales and marketing and general and administrative expenses, totaled $153,626 and $968,687 for the years ended December 31, 2018 and 2017, respectively.

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

Earnings per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the years ended December 31, 2018 and 2017 presented in these condescend consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Series A Preferred stock	51	51
Series B Preferred stock	1,906,270,000	3,000,000,000
Convertible notes payable	570,915,465	26,462,823
Convertible accounts payable	366,666,667	273,860,683
Options	1,496,250	1,490,026
Warrants	2,651,153,428	260,345,149
Totals	5,496,491,053	3,562,158,732

There were approximately 5,496,491,053 potentially outstanding dilutive common shares for the period ended December 31, 2018. Since the Company incurred a net loss for the period ended December 31, 2018, the inclusion of any common stock equivalents would have been anti-dilutive.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for us on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11 , “Leases (Topic 842) - Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. As of January 1, 2019, the Company adopted ASU 2016-02 and has recorded a right-of-use asset and lease liability on the balance sheet for its operating leases. We elected to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess(i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also do not expect to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We expect to account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because we expect this election will result in a lower impact on our balance sheet.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.

5.	Inventory

Inventory as of December 31, 2018 and December 31, 2017 is as follows:

	December 31,	December 31,
	2018	2017
Finished goods	$9,781	$49,889
Raw materials	104,250	130,614
	$114,031	$180,503

6.	Property and Equipment, net

	December 31,	December 31,
	2018	2017
Computer and test equipment	$74,925	$198,684
Website development costs	124,996	39,870
Furniture and fixtures	26,948	26,948
Software	10,791	10,791
Leasehold improvements	18,288	18,288
Website Development Costs	39,870
Tooling in process	173,854	-
	469,672	294,581
Accumulated depreciation and amortization	(269,071)	(155,698)
	$200,601	$138,883

Depreciation expenses was $41,322 and $72,051 for the year ended December 31, 2018 and 2017, respectively.

As of December 31, 2018 Tooling in Process has not yet been placed into service.

7.	Accrued Expenses

	December 31,	December 31,
	2018	2017
Accrued compensation for employees	398,939	333,048
Deferred compensation to non-employee	-	11,673
Accrued interest on notes payable	-	50,853
Other Payables	293,132	58,839
	692,071	454,410

8.	Debt

Convertible Notes

The following table shows the outstanding balance as of December 31, 2018 and December 31, 2017 respectively.

	December 31,	December 31,
	2018	2017
Convertible Note - February 1, 2017	265,750	295,750
Convertible Note - July 23, 2018	25,000	-
Convertible Note – October 1, 2018	74,800
Convertible Note – October 4, 2018	73,500
Convertible Note – October 11, 2018	283,500
Convertible Note – December 19, 2018	82,000
	804,550	295,750
Less: Debt Discount	(368,373)	-
Total	$436,177	$295,750

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

During the year ended December 31, 2018 Hasfer, Inc and Carte Blanche, LLC entered into a note purchase agreement. Hasfer assigned $60,000 to Carte Blanche, LLC. The Company received additional proceeds of $30,000.

During the year ended the lenders converted $60,000 of the outstanding principal into 26,086,956 shares of the Company’s common stock.

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

The maturity date of the Geneva Note is October 1, 2019 (the “Geneva Maturity Date”). The Geneva Note shall bear interest at a rate of ten percent (10%) per annum (the “Geneva Interest Rate”), which interest shall be paid by the Company to Geneva in shares of common stock at any time Geneva sends a notice of conversion to the Company. Geneva is entitled to, at its option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the Geneva Note into shares of the Company’s common stock, at any time after March 20, 2019, at a conversion price for each share of common stock equal to 71% multiplied by the average of the lowest three (3) trading prices (as defined in the Geneva Purchase Agreement) for the common stock during the fifteen (15) Trading Day period (as defined in the Geneva Purchase Agreement) ending on the latest complete trading day prior to the conversion date. In connection with this note the Company recorded a $54,121 debt discount.

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

The maturity date of the GSC Note is October 4, 2019 (the “the GSC Maturity Date”). The GSC Note shall bear interest at a rate of eight percent (8%) per annum (the “GSC Interest Rate”), which interest shall be paid by the Company to GSC in shares of common stock at any time GSC sends a notice of conversion to the Company. GSC is entitled to, at its option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the GSC Note into shares of the Company’s common stock, at any time, at the conversion price specified in the for each share of common stock equal to 71% of the average of the three lowest closing bid prices of the common stock for the fifteen prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with this note the Company recorded a $58,855 debt discount.

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

The purchase price of $181,500, and of $102,000, of the Eagle Note and the GSC Note, respectively, was paid in cash by the Investors on October 11, 2018. After payment of transaction-related expenses, net proceeds to the Company from the Eagle Note and the GSC Note totaled $157,000 and $90,000, respectively.

The maturity date of the Notes is October 11, 2019 (the “Maturity Date”). The Notes shall bear interest at a rate of eight percent (8%) per annum (the “Interest Rate”), which interest shall be paid by the Company to the Investors in shares of common stock at any time Eagle or GSC sends a notice of conversion to the Company (the “Notice of Conversion”). The Investors are entitled to, at their option, convert all or any amount of the principal face amount and any accrued but unpaid interest of their respective Notes into shares of the Company’s common stock, at any time, at a conversion price for each share of common stock equal to 65% multiplied by the lowest closing bid price of the common stock as reported on the marketplace upon which the Company’s shares are traded during the fifteen (15) trading day period ending on the day upon which a Notice of Conversion is received by the Company. In connection with this note, the Company recorded a $149,702 and $85,085 debt discounts.

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

Effective December 19, 2018 the Company entered into a securities purchase agreement (the “GSC Purchase Agreement”) with GS Capital Partners LLC, (“GSC”, and together with Geneva, the “Investors”), pursuant to which GSC purchased a 8% unsecured convertible promissory note from the Company in the aggregate principal amount of $82,000 (the “GSC Note”), such principal and the interest thereon convertible into shares of the Company’s common stock at the option of GSC.

The purchase price of $82,000 of the GSC Note was paid in cash by GSC on December 19, 2018. After payment of transaction-related expenses, net proceeds to the Company from the First GSC Note totaled $76,000.

The maturity date of the GSC Note is December 19, 2019 (the “the GSC Maturity Date”). The GSC Note shall bear interest at a rate of eight percent (8%) per annum (the “GSC Interest Rate”), which interest shall be paid by the Company to GSC in shares of common stock at any time GSC sends a notice of conversion to the Company. GSC is entitled to, at its option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the GSC Note into shares of the Company’s common stock, at any time, at the conversion price specified in the for each share of common stock equal to 67% of the average of the three lowest closing bid prices of the common stock for the fifteen prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with this note, the Company recorded a $76,000 debt discount.

The GSC Note may be prepaid until 180 days from the issuance date in accordance with its terms.

The Company shall reserve 211,267,000 of its authorized and unissued common stock (the “GSC Reserved Amount”), free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of the GSC Note.

Due to related party

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

On May 16, 2018, the Company’s officer made non-interest bearing loans of $75,000 to the Company in the form of cash. The loan is due on demand and unsecured. The loan was repaid during the year.

On May 22, 2018, the Company’s officer made non-interest bearing loans of $30,000 to the Company in the form of cash. The loan is due on demand and unsecured. The loan was repaid during the year.

As of December 31, 2018 and December 31, 2017, the Company is reflecting a liability of $1,075, and $46,075, respectively.

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

The Company has identified derivative instruments arising from embedded conversion features in the Company’s convertible notes payable and accounts payable at December 31, 2018.

The following summarizes the Binomial-lattice model assumptions used to estimate the fair value of the derivative liability and warrant liability at the date of issuance and for the convertible notes converted during the year ended December 31, 2018.

	Low	High
Annual dividend rate	0%	0%
Expected life in years	0.56	1.00
Risk-free interest rate	2.45%	2.63%
Expected volatility	108%	182%

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Note with a similar term on the date of the grant.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

Volatility: The volatility was estimated using the historical volatilities of the Company’s common stock.

Remaining term: The Company’s remaining term is based on the remaining contractual maturity of the convertible notes payable and accounts payable.

10.	Fair Vale Measurements

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2018 and 2017, consisted of the following:

	Years Ended December 31, 2018 and 2017
	Level 1	Level 2	Level 3
Derivative Liability as of January 1, 2017			1,812,441
Addition			3,519,922
Conversion			(1,845,677)
Settlement of debt			(1,087,226)
Loss on changes in fair value			196,545
Derivative liabilities as of December 31, 2017			2,596,005
Derivative liabilities as of January 1, 2018			2,596,005
Addition			727,176
Conversion			(79,513)
Loss on settlement of vendor liability			(517,476)
Gain on changes in fair value			(1,504,006)
Derivative liabilities as of December 31, 2018			1,222,186

The following are the changes in the warrant liabilities during the year ended December 31, 2018.

	Year Ended December 31, 2018
	Level 1	Level 2	Level 3
Balance, January 1, 2018	$-	$-	$-
Additions	-	-	5,739,466
Accretion of Warrant expense	-	-	183,063
Gain on changes in fair value	-	-	344,897
Warrant liabilities as December 31, 2018	$-	$-	$6,267,426

11.	Stockholders’ Deficit

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

Series A Preferred Stock

As of December 31, 2018, and December 31, 2017, the Company has designated 51 shares of Series A Preferred Stock par value $0.001 and 51 shares are issued and outstanding. The Series A Preferred Stock can convert into common stock at a 1:1 ratio. Each one (1) share of the Series A Preferred shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036). On December 23, 2016 the 51 shares were issued to Mr. Yazbeck, the Company’s sole officer and the sole member of the Board. Mr. Yazbeck, via his ownership of the 51 shares of the Series A Preferred, has control of the majority of the Company’s voting stock.

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

During the year ended December 31, 2017 an investor converted 3,300 shares of Series B Preferred stock in to 33,000,000 shares of common stock.

On July 30, 2018, the Company agreed to eventually issue 45,355 shares of Series B Preferred at a value of $1.00 per Series B Preferred share to settle outstanding vendor liability. The shares of Series B Preferred Stock will be issued upon an increase in the authorized shares of Series B Preferred. The Company also agreed to the right to purchase seven and one half percent (7.5%) of the Company’s shares of Common Stock issued and outstanding at the time of exercise and having an exercise price of $0.001 per share. This form of warrant is referred to herein as the “7.5% Warrant.” The 7.5% Warrant has an expiration date of July 31, 2020. The Company currently does not have enough authorized shares to issue the Series B Preferred shares and therefore, have recorded them as a liability at their fair value of $1,587,425.

On July 31, 2018, the Company agreed to eventually issue 38,272 shares of Series B Preferred at a value of $1.00 per Series B Preferred share to settle outstanding vendor liability. The shares of Series B Preferred will be issued upon an increase in the authorized shares of Series B Preferred. The Company also agreed to the assignment or issuance of three 7.5% Warrants. The Company agreed to the assignment of one previously issued 7.5% Warrant to an entity related to BCI Advisors. This 7.5% Warrant expired on January 15, 2019. In addition, the Company also agreed to the assignment of another previously issued 7.5% Warrant to an entity related to BCI Advisors and agreed to extend the expiration date from March 1, 2019 to July 31, 2020. Finally, the Company agreed to issue a new 7.5% Warrant which will expire on July 31, 2020. The Company currently does not have enough authorized shares to issue the Series B Preferred shares and therefore, have recorded them as a liability at their fair value of $1,262,976.

In connection to the agreements to issue the 83,627 shares of Series B Preferred the Company recorded a loss on settlement of vendor liability of $5,239,627.

During the year ended December 31, 2018 investors converted 189,700 shares of Series B Preferred stock in to 1,897,000,000 shares of common stock.

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

During the years ended December 31, 2018, the Company issued 113,430,735 shares of common stock in exchange for services at a fair value of $375,750.

During the year ended December 31, 2018, the Company issued 4,285,714 shares of its restricted common stock to consultants in exchange for services at a fair value of $13,286. These shares were recorded as common stock issued for prepaid services and will be expensed over the life of the consulting contract to share based payments. During the year ended December 31, 2018 the Company recorded $13,286 to share based payments.

Total stock-based compensation expense, for both employee and non-employee options, recognized by the Company for the year ended December 31, 2018 was $1,971. No tax benefits were recognized in the year ended December 31, 2018.

During the year ended December 31, 2018 a noteholder converted $114,783 of principal into 26,086,956 shares of the Company’s common stock. In connection with the conversion the Company recorded a loss on extinguishment of debt of $4,581.

Common Stock Warrants

A summary of the Company’s stock warrants for the years ended December 31, 2018 and 2017 was as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2016	7,571,395	$1.10
Granted	252,773,754	0.001
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding as of December 31, 2017	260,345,149	0.033	0.50
Granted	2,636,010,639	0.001	2.00
Exercised	-	-
Forfeited or cancelled	(252,773,751)	0.001
Outstanding and as of December 31, 2018	2,643,582,033	$0.004	1.68
Exercisable as of December 31, 2018	1,789,319,326

During the year ended December 31, 2018, a total of 1,171,560,284 warrants were issued to settle vendor liabilities (See Note 10 above). The warrants have a grant date fair value of $3,517,578 using a Monte Carlo option-pricing model.

During the year ended December 31, 2018, a total of 585,780,142 warrants were issued to as part of a settlement agreement with our former Chief Executive Officer. The warrants have a grant date fair value of $ 2,221,888 using a Monte Carlo option-pricing model.

The Company re-valued the warrants as of December 31, 2018 and recorded a fair value adjustment of $344,897.

In accordance with the Business Valuation Standards of the American Society of Appraisers, “fair market value,” as used herein, represents the price at which the property would change hands between a hypothetical willing and able buyer and a hypothetical willing and able seller, acting at arm’s length in an open and unrestricted market, when neither is under compulsion to buy or sell and when both have reasonable knowledge of the relevant facts.

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

A summary of the Company’s stock option plan for the years ended December 31, 2018 and 2017 was as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2016	4,626,245	$0.39
Granted	125,000	0.57
Exercised	-	-
Forfeited or cancelled	(3,254,995)	0.36
Outstanding as of December 31, 2017	1,496,250	0.48	3.8
Granted	-	-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding and exercisable as of December 31, 2018	1,496,250	$0.27	5.87

The aggregate intrinsic value of options exercised was $0 and $0 for the year ended December 31, 2018 and 2017, respectively.

Information regarding options outstanding and exercisable as of December 31, 2018, is as follows:

	Options Outstanding and Exercisable
Exercise Price	Number Outstanding	Average Remaining Contractual Life (Years)
$0.08	900,000	5.51
$0.55	515,000	6.28
$0.57	81,250	7.22
$0.27	1,496,250	5.87

Total stock-based compensation expense, both employee and non-employee, recognized by the Company for the year ended December 31, 2018 and 2017 was $1,971 and $11,909 respectively. No tax benefits were recognized in the year ended December 31, 2018 and 2017.

12.	Commitments and Contingencies

Distribution and License Agreement and Joint Development Agreements

The Company entered into a Distribution and License Agreement with a third-party for the purpose of developing a sensor array to be used in the Company’s product. The Distribution and License Agreement has an initial term of ten years, but can be terminated earlier if the project does not meet the specifications of the Company. The Company will obtain exclusive rights to sell and distribute once a successful sensor prototype is developed. In exchange for a functional prototype, the Company will pay the third-party a 7% royalty on net sales. During the year ended December 31 , 2018, the Company did not incur any development costs related to the Distribution and License Agreement.

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

In addition to the Option Agreement with the TRD, on February 8, 2017, MyDx has entered into a research and development agreement (the “RD Agreement”) with TRD for the Project titled “Manufacturable, Medical Grade Smart Vape Devices and Related Medical Software Applications for Prescribers, Administrators and Patient Applications.” The RD Agreement allows MyDx to fund research based on the TRD Inventions with a three year budget of $280,371 and a deferred payment of $75,000 within ninety days of the Effective Date. The RD Agreement provides MyDx with an exclusive right to license all technology that is discovered from the monies funded to TRD through the RD Agreement (the “Derivative IP”). To the extent that MyDx exercises its rights under the RD Agreement, MyDx will be required to make customary annual payments to TRD, who shall be the owners of any Derivative IP, as well as royalty payments as any commercialization of such Derivative IP occurs. TRD may elect to accept payment in whole or in part in cash or the companies restricted common stock priced at the Effective Date. During the year ended December 31, 2018, the Company agreed to eventually convert the vendor liability into 45,355 Series B Preferred shares. In connection with this transaction the Company recorded a loss on settlement of vendor liability of $7,369,504.

On January 26, 2018 the Company entered into a joint venture with Ganja Gold to form “NewCo”. With the formation of NewCo, the intent is for the Parties to manufacture and distribute a new premium line of physiological based Vape formulations under Ganja Gold Vape Brand (“GGV Brand”). The GGV Brand will be powered by MYDX data and formulations utilizing the Eco Smart Pen Device under an exclusive license of MYDX Power Formulations. MyDx will have the option to acquire 50% of NewCo. There was no activity in this joint venture during the year ended December 31, 2018.

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

On April 26, 2018, MyDx, Inc. (the “Company” or “Licensor”) entered into a license and services agreement (the “License Agreement”) with Humanity Holdings (the “Licensee”). The Licensor agrees to grant to the Licensee access to the MyDx360 platform. The Licensor agrees to issue the Licensee $25,000 of shares on the 45th day anniversary of this agreement. These shares will vest with achievement-based milestones. As of the date of this filing no milestones were reached therefore no shares were issued. The Licensee will pay a support and service fee equal to 20% of net sales and a royalty of 30% of net sales. The term of this Agreement shall be two (2) years.

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

On March 1st and 15th, 2017, MyDx, Inc. received a payment demand for the initial and subsequent payment of $50,000 and $25,000 per month respectively, exclusive of costs and other fees, due and owing under the BCI Advisors, LLC (“BCI”) advisory services agreement (the “Advisory Services Agreement”). The Company elected in lieu of cash to pay in unrestricted common stock, registered in form S-8. The Company made an initial payment of seventy five million shares in partial satisfaction of the amount due and owing that does not exceed the Company’s obligations under the Advisory Services Agreement to restrict BCI’s beneficial ownership to 4.99%. During the year ended December 31, 2018 this agreement was canceled and the Company agreed to eventually convert the vendor liability into 38,272 Series B Preferred shares. In connection with this transaction the Company recorded a loss on settlement of vendor liability of $2,884,074.

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

Lawsuit Against Jerome Dewald and Skip Sanzeri

As previously disclosed, in July 2017, the Company and its CEO (collectively, the “Plaintiffs”) filed a lawsuit against Jerome Dewald and Skip Sanzeri. On or about July 9, 2018, the Company settled with Mr. Dewald and has dismissed the matter with prejudice as to Mr. Dewald. On or about July 25, 2018, the Company settled with Mr. Sanzeri, which settlement calls for settlement payments of $1,000 per month over the course of five months, after which the Company will dismiss the matter as to Mr. Sanzeri and fully dispose of the lawsuit. As of December 31, 2018, all five $1,000 payments had been made to the Company and the matter had not yet been dismissed.

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

As of January 22, 2018, BLM had not made any payments to the Company pursuant to the BLM Settlement. On that date, the Company filed a complaint in Superior Court of California against BLM to enforce the BLM Settlement amount of $217,500 and to collect interest at the default rate of $47.67 per day. In addition, the Company is seeking court costs and attorney’s fees. BLM answered the complaint on March 12, 2018. The initial case management conference was in May 2018. Defendant did not make an apperance and the court set a continued case management conference for July 24, 2018, where the court struck the answer for BLM. The court set trial for May 13, 2019 at 8:30 a.m. and required MyDx’s counsel to reach out to defendant for settlement purposes.

13.	Income Taxes

The components of the provision for income taxes are as follows:

	For the years ended December 31,
	2018	2017
Current:
Federal	$-	$-
State	374	800
	374	800
Deferred:
Federal	-	-
State	-	-
	-	-
Total provision for (benefit from) income taxes	$374	$800

Deferred tax assets (liabilities) consist of the following:

	For the years ended December 31,
	2018	2017
Deferred Tax Assets:
Net operating loss carryforwards	$2,218,360	$3,551,327
Research and development credits	146,322	144,305
Accruals, reserves and other	77,270	59,006
Depreciation and amortization	-	-
Stock-based compensation	445,806	628,289
Total deferred tax asset	2,887,758	4,382,927

Valuation allowance	(2,906,301)	(4,376,733)

Deferred tax liabilities
Depreciation and amortization	18,543	(6,194)
Net deferred tax assets	$-	$-

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	For the year ended December 31,
	2018	2017
	%	%
Statutory federal tax rate	21.00%	34.00%
State taxes, net of federal benefit	6.50%	0.00%
Valuation allowance	(27.50)%	25.14%
Other	0%	8.89%
Provision for income taxes	0.00%	0.00%

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets of the Company will not be fully realizable for the year ended December 31, 2018 and 2017. Accordingly, management had applied a full valuation allowance against net deferred tax assets as of December 31, 2018 and 2017.

The valuation allowance decreased by approximately $1.4 million and increased approximately $1.1 million during the years ended December 31, 2018 and 2017.

As of December 31, 2018, the Company had approximately $13.0 million of federal and $12.1 million of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2033 for both federal and state purposes.

As of December 31, 2018, the Company had research & development (“R&D”) credits carryforward of approximately $43,600 and $43,600 for federal and California income tax purposes, respectively. If not utilized, the federal R&D credits carryforward will begin to expire in 2034. The California credits can be carried forward indefinitely.

The Company is filing income tax returns with the United States federal government, and the state of California. The Company’s tax years 2014 through 2018 will remain open for examination by the federal and state authorities for three and four years, respectively, from the utilization of any net operating loss credits.

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

14.	Subsequent Events

Subsequent to December 31, 2018 the company entered into a 8% convertible promissory note with GS Capital Partners. The Company received proceeds of $210,000. This Note was issued with a $3,000 original issue discount (OID) and as such the issuance price was $207,000. Holder of this Note is entitled, at its option, at any time after the 6 month anniversary of this Note, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company’s common stock (the “Common Stock”) at a price (“Conversion Price”) for each share of Common Stock equal to 65% of the average of the two lowest closing bid prices of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange upon which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future (“Exchange”) for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

Subsequent to December 31, 2018 an investor exercised his warrants to receive 292,890,071 shares. The Company did not receive any cash for this issuance. These shares have not been issued and is still under review by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer has concluded that our disclosure controls and procedures are not effective as of December 31, 2018, due to the material weaknesses in our internal control over financial reporting identified below.

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

For the year ended December 31, 2018, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting due to: (i) the Company not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge and experience in the application of accounting for warrants to purchase common and preferred stock issued in connection with convertible notes payable and convertible preferred stock and accounting for non-employee stock options, (ii) insufficient segregation of duties within the accounting function with respect to the review and approval of the underlying accounting records, (iii) the inability to close the Company’s books and timely issue financial statements, and (iv) inadequate management oversight resulting from the departure of all independent non-employee Board members in February 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. If the Company does not address the material weaknesses, we may not be able to manage our business as effectively as would be possible with an effective control system in place.

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

Management has completed an evaluation, risk assessment and monitoring of the company’s internal controls over financial reporting as of December 31, 2018. As a result, management has concluded controls were not effective and identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position
Matthew Bucciero	38	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
Daniel Yazbeck	41	Director (Chairman of the Board)
Erai Beckmann	34	Director

Directors and Executive Officer

Matthew Bucciero - Chief Executive Officer

Matthew Bucciero, Chief Executive Officer, age 38, was appointed Chief Executive Officer on November 10, 2018. Mr. Bucciero combines over 4 years of experience in cannabis industry senior management, following a 12 year career in structured finance and private equity. Previously, he had been involved in 2 other industry companies holding positions including Chief Financial Officer, Chief Operating Officer and Board Member. From 2017 through 2018 Matt was the Managing Director of the Acentus Group, LLC a cannabis consulting and holding company. From 2014 to 2017, he was Chief Financial Officer, Chief Operating Officer and Board Member for Green Capital Ventures, Inc., a company involved in cannabis licensing and development. From 2012 to 2014, , he was a Finance Director at Sovereign Capital Management Inc., a Private Equity company that focused on structured equity and debt. Matt is also currently the VP of Finance at The Mr. Cannabis Group. He has an undergraduate degree in Finance from Lehigh University.

Daniel Yazbeck – Director (Chairman of the Board)

Mr. Yazbeck became the Chief Executive Officer and a director of CDx in September 2013, and became the Chief Executive Officer and Chairman of the Board of the Company effective April 30, 2015. On July 9, 2015, Mr. Yazbeck resigned as the Chief Executive Officer of the Company, and during the period between July 10, 2015 and September 29, 2015, Mr. Yazbeck was the Chief Innovation Officer of the Company. Effective September 29, 2015, Mr. Yazbeck was re-appointed as the Chief Executive Officer of the Company and appointed as the Chief Financial Officer of the Company. In connection with the Mr. Cannabis Consulting Agreement, Mr. Daniel Yazbeck resigned from his position as the Company’s Chief Executive Officer on November 10, 2018.

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

Erai Beckmann - Director

Erai Beckmann, Board Member, age 34, was appointed to the Board on November 10, 2018. Mr. Beckmann combines over 4 years of experience in the Cannabis industry in a senior management position following a 5 year career as a serial entrepreneur starting as an entrepreneur in residence in private equity. Mr. Beckmann in his previous companies as an entrepreneur held the position of CEO in several successful startups, in both the Cannabis and health industries. From 2016 through February of, 2018, Mr. Beckmann was the CEO and Co-Founder of Humanity Holdings, Inc., a legal Nootropic Cannabis manufacturing company, one of the first companies in San Diego, CA to receive a legal Cannabis manufacturing and distribution license. Erai Beckmann is also currently the Founder and President of Mr. Cannabis Inc., a southern California focused Cannabis private holdings group.

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

Family Relationships

There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer of the Company within the meaning of Item 401(d) of Regulation S-K under the U.S. Securities Act of 1933 (“Regulation S-K”). Since the beginning of the Company’s last fiscal year, the Company has not engaged in any transaction in which Mr. Bucciero had a direct or indirect material interest within the meaning of Item 404(a) of Regulation S-K.

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

As of the date of this report our directors serve on each of the Board committees.

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

Meetings

Subsequent to February 2016, and through November 10, 2018, Daniel Yazbeck was the sole board member and authorized all board resolutions through unanimous written consents.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned in each of the Company’s last two fiscal years ended December 31, 2017 and 2018 by: (i) its principal executive officer; and (ii) its two most highly compensated executive officers other than the principal executive officer who was serving as an executive officer of the Company as of the end of the last completed fiscal year. The tables below include the compensation for the Company named executive officers as of December 31, 2018.

Summary Compensation Table

The following table lists the summary compensation of the Company’s named executive officers for the prior two fiscal years:

Name and principal position	Year	Salary		Bonus		Stock Awards	Option Awards	All Other Compensation		Total
Daniel R. Yazbeck (1)	2018	$180,000	(2)	$-		$-	$-	$24,000	(2)	$204,000
Former Chief Executive Officer and	2017	$180,000	(3)	$180,000	(3)	$-	$-	$-		$360,000
Chief Financial Officer

Matthew Bucciero (4)	2018	$6,700		$-		$-	$-	$-		$6,700

(1)	Mr. Yazbeck was the Chief Executive Officer of the Company between April 30, 2015 and July 10, 2015; the Chief Innovation Officer of the Company between July 10, 2015 and September 29, 2015; the Interim Chief Executive Officer of the Company between August 6, 2015 and September 9, 2015; the Chief Executive Officer and Chief Financial Officer of the Company from September 29, 2015 until November 10, 2018 and has been Chairman of the Board of Directors since November 10, 2018.

(2)	Mr. Yazbeck’s salary has been accrued for 2018 except for $75,108 which was paid in cash. All other compensation consists of an automobile allowance for the year ended December 31, 2018 which has also been accrued.

(3)	Mr. Yazbeck’s salary has been accrued for 2017 except for $50,952 which was paid in cash. The entire bonus amount has also been accrued.

(4)	Mr. Bucciero became the Company’s Chief Executive Officer on November 10, 2018.

Agreements with Named Executive Officers

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

Pursuant to, and in accordance with the terms and conditions of the Mr. Cannabis Consulting Agreement, the Consultant was issued a common stock purchase warrant (the “Warrant”) to purchase twenty two and one half percent (22.5%) of the issued and outstanding shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the time of the first notice of exercise given by the Consultant to the Company, exercisable at a price of $.001 per share and for a term of three years from the date of issuance (the “Mr. Cannabis Warrant”). Separate from the Mr. Cannabis Warrant and separate from the Mr. Cannabis Consulting Agreement Mr. Cannabis was also issued a common stock purchase warrant to purchase fifteen (15%) of the issued and outstanding shares of the Company’s common stock, par value $0.001 per share at the time of the first notice of exercise given by Mr. Cannabis to the Company, exercisable at a price of $0.001 per share and for a term of three years from the date of issuance.

In connection with the Mr. Cannabis Consulting Agreement, Mr. Daniel Yazbeck resigned from his position as the Company’s Chief Executive Officer but remained a member of the Company’s Board of Directors (the “Board”). Upon Mr. Yazbeck’s resignation, the Board appointed Mr. Matthew Bucciero, an affiliate of the Consultant, as Chief Executive Officer of the Company. Additionally, Mr. Erai Beckmann, currently President of the Consultant, was appointed to the Board.

Outstanding Equity Awards at Fiscal Year End

The following table lists the outstanding equity awards held by the Company’s named executive officers at December 31, 2018:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS (1)							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercisable Price	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested	Market Value of Shares or Units of Stock that have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested
Daniel Yazbeck (2)(3)	500,000	-	-	$0.08	6/30/2024	-	-	-	-

(1)	In 2014, CDx established its 2014 Equity Incentive Plan pursuant to which it is authorized to grant up to an aggregate of 6,200,000 options to purchase shares of common stock. The Company assumed CDx’s 2014 Equity Incentive Plan upon consummation of the Merger.
(2)	In July 2014, Mr. Yazbeck was granted an option to purchase 250,000 shares of CDx’s common stock at $0.08 per share. The options subject to the grant began vesting as of December 1, 2013. 1/12th of the underlying shares vest each month thereafter.
(3)	In July 2014, Mr. Yazbeck was granted an option to purchase 250,000 shares of CDx’s common stock at $0.08 per share. The options subject to the grant began vesting as of July 1, 2014. 1/24th of the underlying shares vest each month thereafter.

Director Compensation

The following table lists the compensation of the Company’s directors, during the last fiscal year ended December 31, 2018:

	DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Daniel Yazbeck	$-	$-	$-	$-	$-	$-	$-
Erai Beckmann (1)	$48,000	$149,036	$6,792,748	$-	$-	$-	$6,989,784

(1)	Mr. Beckmann has sole voting and investment control over the securities held by Mr. Cannabis. Under the terms of the Mr. Cannabis Agreement, the Company granted Mr. Cannabis warrants in the amount of 22.5% of the common stock outstanding at exercise (878,670,213 shares) valued at $3,930,481. Separate from the Mr. Cannabis Consulting Agreement the Company granted Mr. Cannabis warrants in the amount of 15% of the common stock outstanding at exercise (585,780,142 shares) valued at $2,862,267. Mr. Beckmann is owed $48,000 in accrued cash compensation. The Company also awarded Mr. Beckmann 43,906,926 shares valued at $149,036 pursuant to the February 2018 Research, Manufacturing, Advertising and Marketing Services Agreement.

Director Compensation Arrangements

We also reimburse all directors for any expenses incurred in attending directors’ meetings. We also provide officers and directors liability insurance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 23, 2019, certain information as of the date hereof with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of the Common Stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: 6335 Ferris Square, Suite B, San Diego, CA 92121.

Name of Owner	Common Stock Owned Beneficially		Percent of Class (1)	Series A Preferred Stock Owned Beneficially		Amount of Voting Equity (2)	Percentage of Voting Equity (3)

Named Executive Officers and Directors
Daniel Yazbeck				51
	1,789,351,606	(4)	45.83%	(7,969,455,148 votes)	(5)	9,758,806,754	82.18%

Erai Beckmann	43,906,926	(6)	1.12%	0		43,906,926	*

Matthew Bucciero	-		-	-		-	-

Mr. Cannabis Group (7)	1,464,450,355	(8)	27.27%	-		-	-

Total of Named Executive Officers and Directors				51
	3,298,208,887		61.42%	(7,969,455,148 votes)		9,802,713,680	82.55%

*	less than 1%

(1)	Applicable percentage ownership is based on 3,905,200,946 shares of common stock outstanding as of April 23, 2019.

(2)	The figures in this column do not include options or warrants owned.

(3)	Applicable percentage of voting equity is based on 11,874,763,094 shares of voting equity outstanding as of April 23, 2019.

(4)	This figure consists of: (i) 1,789,351,606 shares of common stock held of record; and (ii) 500,000 stock options to purchase 500,000 fully vested shares of the Common Stock at an exercise price of $0.08 per share expiring June 2024.

(5)	Mr. Yazbeck owns all 51 shares of Series A Preferred Stock shares outstanding.

(6)	This figure consists of shares of common stock held of record.

(7)	Mr. Beckmann has voting and investment control over the securities held by Mr. Cannabis Group.

(8)

This figure consists of a common stock purchase warrant to purchase twenty two and one half percent (22.5%) of the issued and outstanding shares of Common Stock, at the time of the first notice of exercise given by Mr. Cannabis Group to the Company, exercisable at a price of $.001 per share and expiring on November 10, 2021. As of April 23, 2019, 22.5% of the 3,905,200,946 shares outstanding equals 878,670,213 shares. This figure consists of a common stock purchase warrant to purchase fifteen percent (15%) of the issued and outstanding shares of Common Stock, at the time of the first notice of exercise given by Mr. Cannabis Group to the Company, exercisable at a price of $.001 per share and expiring on November 10, 2021. As of April 23, 2019, 15% of the 3,905,200,946 shares outstanding equals 585,780,142 shares.

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of December 31, 2018 with respect to compensation plans under which our common stock is authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
2014 Equity Incentive Plan (approved by shareholders)	1,496,250	$0.27	4,710,000
2017 Stock Incentive Plan (approved by shareholders)	0	$0	6,500,000
2018 Stock Incentive Plan (approved by shareholders)			150,000,000

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

On July 5, 2018, Mr. Yazbeck, in his separate capacities as sole Board member and as the holder of a majority of the Company’s voting shares, voted to adopt the MyDx, Inc. 2018 Stock Incentive Plan (the “2018 Plan”). There are 150,000,000 million shares available to be issued pursuant to the 2018 Plan. Between July 5, 2018 and December 31, 2018, 0 shares have been issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following is a summary of transactions since January 1, 2017 to which we have been or will be a party in which the amount involved exceeded or will exceed one percent of the average of our total assets at year-end for our last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing a household with, any of these individuals, had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section captioned “Executive Compensation.”

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

On May 7, 2018, YCIG acquired 1,750,000,000 shares of the Company’s common stock through the conversion of 175,000 shares of the Company’s Series B Preferred via a cashless conversion of the stated value of $1.00 per Series B Preferred share divided by a conversion price of $0.0001 per share.

On July 23, 2018, Mr. Beckmann, the company’s director, made a interest bearing loan of $25,000 to the Company in the form of cash and was issued a 12% Convertible Promissory Note.

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

Pursuant to, and in accordance with the terms and conditions of the Mr. Cannabis Consulting Agreement, the Consultant was issued a common stock purchase warrant (the “Warrant”) to purchase twenty two and one half percent (22.5%) of the issued and outstanding shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the time of the first notice of exercise given by the Consultant to the Company, exercisable at a price of $.001 per share and for a term of three years from the date of issuance (the “Mr. Cannabis Warrant”). Separate from the Mr. Cannabis Warrant and separate from the Mr. Cannabis Consulting Agreement Mr. Cannabis was also issued a common stock purchase warrant to purchase fifteen (15%) of the issued and outstanding shares of the Company’s common stock, par value $0.001 per share at the time of the first notice of exercise given by Mr. Cannabis to the Company, exercisable at a price of $0.001 per share and for a term of three years from the date of issuance.

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

Director Independence

Board of Directors

Mr. Yazbeck, as an officer of the Company within the past three years, is not an independent director pursuant to Nasdaq Stock Market Rule 5605(a)(2) and applicable SEC rules and regulations.

Mr. Beckmann is an independent director pursuant to Nasdaq Stock Market Rule 5605(a)(2) and applicable SEC rules and regulations.

Potential Conflicts of Interest

Since we did not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees were performed by our directors. Thus, there was an inherent conflict of interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company’s independent registered public accounting firm, for the years ended December 31, 2018 and 2017:

	2018	2017
Sadler, Gibb and Associates, LLC

Audit fees	$45,000	$-
Audit related fees	1,125	-
Tax fees		-
All other fees		-
	$46,125	$-

	2018	2017
Anton & Chia

Audit fees	$-	$45,125
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
	$-	$45,125

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements and reviews of our interim consolidated financial statements included in quarterly reports.

Tax Fees. Sadler, Gibb and Associates, LLC and Anton & Chia did not provide us with professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

PART IV

ITEM 15. EXHIBITS

Exhibit		Incorporated by Reference	Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation.	S-1	3.1	10/15/2013
3.2	Amendment to Articles of Incorporation.	8-K	3.1	10/04/2016
3.3	Amendment to Articles of Incorporation (Series A Preferred Designation)	8-K	3.1	01/11/2017
3.4	Amendment to Articles of Incorporation (Series B Preferred Designation)	8-K	3.2	01/11/2017
3.5	Bylaws	S-1	3.2	10/15/2013
3.6	Bylaws, as amended on April 30, 2015	S-8	4.5	11/02/2018
4.1	Form of Series B Warrant	8-K	10.7	05/05/2015
4.2	Form of 12% Convertible Promissory Note issued to Erai Beckmann on July 23, 2018	10-Q	10.7	08/14/2018
4.3	10% Convertible Promissory Note, dated October 1, 2018, issued to Geneva Roth Remark Holdings, Inc.	8-K	4.1	10/09/2018
4.4	8% Convertible Promissory Note, dated October 4, 2018, issued to GS Capital Partners, LLC	8-K	4.2	10/09/2018
4.5	8% Convertible Promissory Note, dated October 11, 2018, issued to Eagle Equities, LLC	8-K	4.1	10/17/2018
4.6	8% Convertible Promissory Note, dated October 11, 2018, issued to GS Capital Partners, LLC	8-K	4.2	10/17/2018
4.7	Form of Warrant Issued to Mr. Cannabis, Inc.				X
4.8	Form of Warrant issued to YCIG, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 11, 2017.	8-K	4.2	11/13/2018
4.9	8% Convertible Promissory Note, dated December 19, 2018, issued to GS Capital Partners LLC	8-K	4.1	01/09/2019
10.1	Patent Assignments, dated as of July 2, 2014, by and between CDx, Inc. and Richard Rouse.	8-K	10.2	05/05/2015
10.2*	Employment Agreement, dated as of October 15, 2014, between CDx and Daniel Yazbeck	8-K	10.3	05/05/2015
10.3*	Form of Registration Rights Agreement, dated as of October 2014, by and among CDx and the investors party thereto	8-K	10.6	05/05/2015
10.4*	2014 Equity Incentive Plan with CDx.	10-K	10.4	04/20/2017
10.5*	2015 Equity Incentive Plan.	8-K	10.8	05/05/2015

Exhibit		Incorporated by Reference	Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.6*	MyDx, Inc. 2017 Stock Incentive Plan	S-8	4.2	02/09/2017
10.7	Office Lease dated April 1, 2015.	8-K	10.9	05/05/2015
10.8**	Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.1	05/05/2015
10.9**	Amendment No. 1 dated April 21, 2014 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.)	8-K/A	10.10	05/19/2015
10.10**	Amendment No. 2 dated July 1, 2014 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.	8-K/A	10.11	05/19/2015
10.11**	Amendment No. 3 dated March 23, 2015 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.	8-K/A	10.12	05/19/2015
10.12	Amendment No. 4 dated May 1, 2015 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.	8-K/A	10.13	05/19/2015
10.13**	Amendment No. 5 dated May 5, 2015 to Joint Development Agreement, dated as of November 1, 2013, by and between CDx, Inc. and Next Dimension Technologies, Inc.	8-K/A	10.14	05/19/2015
10.14**	Exclusive Patent Sublicense Agreement dated April 24, 2015 between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.15	05/26/2015
10.15	Amended Amendment No. 4 dated May 19, 2015 to Joint Development Agreement, dated as of November 1, 2013, between CDx, Inc. and Next Dimension Technologies, Inc.	8-K	10.16	05/26/2015
10.16	Supply Agreement dated April 24, 2015 between CDx, Inc. and Next Dimension Technologies, Inc.	S-1/A	10.18	10/28/2015
10.17	Loan Agreement dated December 10, 2015 with YCIG, Inc.	8-K	10.21	12/16/2015
10.18	Equity Purchase Agreement dated February 2, 2016 with Kodiak Capital Group, LLC	8-K	10.30	02/09/2016
10.19	Registration Rights Agreement dated February 2, 2016 with Kodiak Capital Group, LLC	8-K	10.31	02/09/2016
10.20	Termination Letter to Kodiak Capital Group, LLC, dated June 30, 2016	8-K	10.1	07/07/2016

Exhibit		Incorporated by Reference	Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.21	Distribution License Agreement Between the Company and Powerful Holdings, Ltd.	10-Q	10.1	11/23/2016
10.22	Consulting Agreement Between the Company and Lynx Consulting Group, Ltd., dated April 3, 2016	10-Q	10.2	11/23/2016
10.23	Settlement Agreement and Stipulation between the Company and Rockwell Capital Partners, Inc., dated November 29, 2016	8-K	10.1	12/2/2016
10.24	Advisory Services Agreement Between the Company and BCI Advisors, LLC, dated December 1, 2016	8-K	10.1	01/11/2017
10.25	Securities Purchase Agreement, dated December 23, 2016	8-K	10.2	01/11/2017
10.26	Escrow Agreement, dated December 23, 2016	8-K	10.3	01/11/2017
10.27	Form of Warrant	8-K	10.4	01/11/2017
10.28*	Settlement & Release Agreement -- Daniel R. Yazbeck and MyDx, Inc., dated December 23, 2016	8-K	10.5	01/11/2017
10.29*	Settlement & Release Agreement -- YCIG, Inc. and MyDx, Inc., dated January 4, 2017	8-K	10.6	01/11/2017
10.30**	First Amendment to The Exclusive Patent Sublicense Agreement, Dated November 29, 2016	8-K/A	10.2	01/13/2017
10.31**	JDA Termination Agreement, dated November 29, 2016	8-K/A	10.3	01/13/2017
10.32**	Amendment #2 to Supply Agreement, dated November 29, 2016	8-K/A	10.4	01/13/2017
10.33	Option Agreement and Research and Development Agreement between Company and Torque Research and Development, Inc., dated February 8, 2017	10-K	10.47	04/20/2017
10.34	Research, Branding, Advertising and Marketing Services Agreement, between Company and Libre Design, LLC, dated February 17, 2017.	10-K	10.48	04/20/2017
10.35	MYDX360 SAAS Ecosystem License and Services Agreement, between the Company and Black Swan, LLC, dated June 12, 2017	8-K	10.1	06/15/2017
10.36	Advertising Broker and Services Agreement, between the Company and Cellsius Technology Inc., dated June 9, 2017	8-K	10.2	06/15/2017
10.37	Settlement Agreement between the Company and BPM LLP, dated April 25, 2017	10-Q	10.1	08/21/2017
10.38	Settlement Agreement and Mutual Release with Torque Research & Development, Inc., dated July 30, 2018.	10-Q	10.1	08/14/2018
10.39	Settlement Agreement and Mutual Release with BCI Advisors, dated July 31, 2018.	10-Q	10.2	08/14/2018
10.40	Common Stock Purchase Warrant A-1 Issued to BCI Venture Partners, LLC	10-Q	10.3	08/14/2018
10.41	Common Stock Purchase Warrant A-2 Issued to BCI Venture Partners, LLC	10-Q	10.4	08/14/2018
10.42	Common Stock Purchase Warrant A-3 Issued to BCI Venture Partners, LLC	10-Q	10.5	08/14/2018
10.43	Common Stock Purchase Warrant A-4 Issued to Torque Research and Development, Inc.	10-Q	10.6	08/14/2018
10.44	Securities Purchase Agreement dated October 1, 2018, with Geneva Roth Remark Holdings, Inc.	8-K	10.1	10/09/2018
10.45	Securities Purchase Agreement dated October 4, 2018, with GS Capital Partners, LLC	8-K	10.2	10/09/2018
10.46	Securities Purchase Agreement, dated October 11, 2018, with Eagle Equities, LLC	8-K	10.1	10/17/2018

Exhibit		Incorporated by Reference	Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.47	Securities Purchase Agreement, dated October 11, 2018, with GS Capital Partners, LLC	8-K	10.2	10/17/2018
10.48	Securities Purchase Agreement, dated October 4, 2018, with GS Capital Partners, LLC	8-K	10.4	10/17/2018
10.49	Amendment to the Securities Purchase Agreement, dated October 4, 2018, with GS Capital Partners, LLC	8-K	10.4	10/17/2018
10.50	2018 Stock Incentive Plan	S-8	10.1	11/02/2018
10.51	Consulting Agreement between MyDx, Inc. and Mr. Cannabis, Inc.	8-K	10.1	11/13/2018
10.52	Settlement and Release Agreement by and between the Company and Daniel Yazbeck, dated November 10, 2018	8-K	10.2	11/13/2018
10.53	Securities Purchase Agreement, dated December 19, 2018, with GS Capital Partners LLC	8-K	10.1	01/09/2019
14.1	Code of Ethics.	8-K	14.1	05/05/2015
16.1	Letter from Anton & Chia, LLP to the SEC dated February 12, 2018	8-K	16.1	02/13/2018
21.1	Subsidiaries of the Registrant.				X
23.1	Consent of Sadler, Gibb & Associates, LLC				X
31.1	Certification of Principal Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1***	Certification of Principal Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2***	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

**	The SEC has granted confidential treatment for certain portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the SEC.

***	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MyDx, Inc.

Date: April 24, 2019	By:	/s/ Matthew Bucciero
	Name:	Matthew Bucciero
	Title:	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel R. Yazbeck	Director	April 24, 2019
Daniel R. Yazbeck

/s/ Erai Beckmann	Director	April 24, 2019
Erai Beckmann