Form 10-Q
period 2019-03-31
MyDx, Inc.
filed 2019-06-07
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-55596

MyDx, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	99-0384160
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

6335 Ferris Square, Suite B San Diego, CA	92121
Address of Principal Executive Offices	Zip Code

(800) 814-4550

Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,070,747,508 shares of common stock, par value $0.001 per share, issued and outstanding as of June 7, 2019.

MyDx, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MyDx, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS

Current assets:
Cash	$175,504	$102,698
Inventory	157,956	114,031
Total current assets	333,460	216,729

Tooling in process	173,854	173,854
Property and equipment, net	20,589	26,748
Other assets	18,983	18,983
Total assets	$546,886	$436,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,168,852	$1,101,853
Customer deposits	155,752	69,330
Accrued liabilities	734,179	692,071
Current portion of leases payable	2,756	2,756
Due to related party	1,075	1,075
Convertible notes payable, current, net of debt discount	595,499	436,177
Derivative liability	1,253,732	1,222,186
Preferred shares liability	2,850,401	2,850,401
Warrant liability	4,851,348	6,267,426
Total current liabilities	11,613,594	12,643,275

Total liabilities	11,613,594	12,643,275

Redeemable Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized 107,000 and 107,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	2,033,000	2,033,000

Commitments and contingencies

Stockholders’ deficit:
Series A Preferred stock, $0.001 par value; 51 shares authorized 51 and 51 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 4,070,747,508 and 3,905,200,946 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	4,070,747	3,905,201
Additional paid-in capital	22,500,405	21,820,069
Accumulated deficit	(39,670,860)	(39,965,231)
Total stockholders’ deficit	(13,099,708)	(14,239,961)
Total liabilities and stockholders’ deficit	$546,886	$436,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYDX INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Sales
Product revenue	$1,251	$66,844
Product service revenue	288	5,455
Licensing revenue	-	4,130
Total sales	1,539	76,429

Cost of goods sold
Product costs	16,883	26,338
Total cost of sales	16,883	26,338

Gross profit	(15,344)	50,091

Operating Expenses
Research and development	13,935	233,090
Sales and marketing	54,290	52,253
General and administrative	426,922	245,647
Total operating expenses	495,147	530,990

Loss from operations	(510,491)	(480,899)

Other income (expense)
Interest expense, net	(146,353)	(8,751)
Change in fair value of derivative liability	135,244	1,519,057
Change in fair value of warrant liability	815,970	-
Derivative expense	-	(154,002)
Gain on settlement of debt	-	4,500
Total Other income (expense)	804,861	1,360,804

Income before provision for income taxes	294,370	879,905

Provision for income taxes	-	-
Net Income	$294,370	$879,905

Dividends	10,700	-

Net Income attributable to common shareholders	$283,670	$879,905

Loss per share
Basic	$0.00	$0.00
Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic	4,043,156,414	1,878,730,874
Weighted average common shares outstanding - diluted	7,797,250,837	5,320,872,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

MyDx, INC.

Statements of Stockholders’ Deficit

For the Periods Ended March 31, 2019 and 2018

(unaudited)

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2018	51	$-	3,905,200,946	$3,905,201	$21,820,069	$(39,965,231)	$(14,239,961)

Issuance of common stock upon cashless exercise of warrants	-	-	165,546,562	165,546	680,336	-	845,882

Net income for three months ended March 31, 2019	-	-	-	-	-	294,370	294,370

Balance as of March 31, 2019	$51	$-	$4,070,747,508	$4,070,747	$22,500,405	$(39,670,860)	$(13,099,708)

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2017	51	$-	1,859,397,541	$1,859,397	$19,818,536	$(31,632,972)	$(9,555,039)

Issuance of common stock for services rendered	-	-	30,000,000	30,000	120,000	-	150,000

Common stock issued to settle vendor liabilities	-	-	5,000,000	5,000	20,500	-	25,500

Stock based compensation	-	-	-	-	1,971	-	1,971

Net income for three months ended March 31, 2018	-	-	-	-	-	879,905	879,905

Balance as of March 31, 2018	51	$-	1,894,397,541	$1,894,397	$19,961,007	$(30,753,067)	$(8,897,604)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MyDx, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$294,370	$879,905
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,159	18,893
Common stock issued in exchange for services	-	150,000
Change in fair value of derivative liability	(135,244)	(1,519,057)
Change in fair value of warrant liability	(815,970)	-
Derivative expense	-	154,002
Gain on settlement of vendor liabilities	-	(4,500)
Stock based compensation	245,775	151,971
Interest expense related to amortization of debt issuance costs and debt discount	126,112	-
Changes in assets and liabilities:		-
Inventory	(43,925)	10,071
Prepaid expenses and other assets	-	6,918
Tooling in process	-	(137,641)
Accounts payable and accrued liabilities	109,107	358,431
Customer deposits	86,422	(431)
Net cash used in operating activities	(127,194)	(81,438)

Cash flows from financing activities
Proceeds from note payable, net of issuance costs	200,000	-
Net cash provided by financing activities	200,000	-

Net change in cash	72,806	(81,438)

Cash, beginning of period	102,698	119,028
Cash, end of period	$175,504	$37,590

Supplemental cash flow information:
Interest paid	$-	$13,755
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for settlement of vendor liabilities	$-	$25,500
Reclassification of warrant liability to additional paid-in capital upon exercise of warrant	$845,883	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

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

As reflected in the condensed consolidated Financial Statements, the Company had an accumulated deficit at March 31, 2019 and a net cash used in operating activities for the three months ended March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenues; however, its cash position may not be sufficient to support its daily operations. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by early-stage companies. These risks include, but are not limited to, the uncertainty of availability of financing and the uncertainty of achieving future profitability. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise funds through the capital markets. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. We reported negative cash flow from operations for the three months ended March 31, 2019. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generate sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $175,504 at March 31, 2019 will not be sufficient to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

4.	Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2019 and December 31, 2018, the Company held no cash equivalents.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of March 31, 2019 and December 31, 2018, there was an allowance for doubtful accounts of $27,851 and $27,851 respectively.

During the three months ended March 31, 2019 and 2018 the Company recorded a bad debt expense of $0 and $0, respectively.

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

	Three Months ended March 31, 2019			Three Months ended March 31, 2018
	United States	International	Total	United States	International	Total
Product Revenue	494	757	1,251	39,666	27,178	66,844
Product Service Revenue	288	-	288	3,468	1,987	5,455
Licensing Revenue	-	-	-	4,130		4,130
	782	757	1,539	47,264	29,165	76,429

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

Research and Development Costs

Research and development costs are charged to expense as incurred. These costs consist primarily of salaries and direct payroll-related costs. It also includes purchased materials and services provided by independent contractors, software developed by other companies and incorporated into or used in the development of our final products. Research and development expenses for the three months ended March 31, 2019 and 2018 were $13,935 and $233,090, respectively.

Advertising Costs

Advertising costs are charged to sales and marketing expenses and general and administrative expenses as incurred. Advertising expenses, which are recorded in sales and marketing and general and administrative expenses, totaled $54,290 and $37,253 for the three months ended March 31, 2019 and 2018, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”) which establishes financial accounting and reporting standards for stock-based employee compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. Accordingly, stock-based compensation is recognized in the consolidated statements of operations as an operating expense over the requisite service period. The Company uses the Black-Scholes option pricing model adjusted for the estimated forfeiture rate for the respective grant to determine the estimated fair value of stock-based compensation arrangements on the date of grant and expenses this value ratably over the requisite service period of the stock option. The Black-Scholes option pricing model requires the input of highly subjective assumptions. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of the Company’s stock options. In addition, management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies for future grants, and which could materially impact the Company’s fair value determination.

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

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Numerator:
Net income/(loss) attributable to common stockholders	$294,370	$879,905
Effect of dilutive securities:	-	-
Convertible note - Interest Expense	20,241	8,751
Change in Warrant liability	(815,970)	-
Net Change in derivative liabilities - convertible payables	(135,244)	(1,365,055)

Diluted net income (loss)	$(636,603)	$(476,399)

Denominator:
Weighted average common shares outstanding - basic	4,043,156,414	1,878,730,874
Dilutive securities (a):
Series A Preferred	51	51
Series B Preferred	1,070,000,000	2,967,000,000
Convertible notes payable	738,212,072	128,586,957
Convertible accounts payable	330,000,000	346,554,654
Options	-	-
Warrants	1,615,879,300	-

Weighted average common shares outstanding and assumed conversion - diluted	7,797,250,837	5,320,872,536

Basic net income (loss) per common share	$0.00	$0.00

Diluted net loss per common share	$(0.00)	$(0.00)

(a) - Anti-dilutive securities excluded:	9,067,645	261,835,149

Recent Accounting Guidance Adopted

In February 2016, the FASB issued ASU 2016-02 “Leases” (Topic 842) which amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as ASC 842. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements.

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach. Results for the three months ended March 31, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the legacy accounting guidance under ASC Topic 840, Leases.

As part of the adoption we elected the practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to:

1.	Continue applying our current policy for accounting for land easements that existed as of, or expired before, January 1, 2019.

2.	Not separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

3.	Not to apply the recognition requirements in ASC 842 to short-term leases.

4.	Not record a right of use asset or right of use liability for leases with an asset or liability balance that would be considered immaterial.

5.	Inventory

Inventory as of March 31, 2019 and December 31, 2018 is as follows:

	March 31,	December 31,
	2019	2018
Finished goods	$7,511	$9,781
Raw materials	150,445	104,250
	$157,956	$114,031

6.	Debt

Convertible Notes

The following table shows the outstanding balance as of March 31, 2019 and December 31, 2018 respectively.

	March 31,	December 31,
	2019	2018
Convertible Note - February 6, 2017	265,750	265,750
Convertible Note - July 23, 2018	25,000	25,000
Convertible Note – October 1, 2018	74,800	74,800
Convertible Note – October 4, 2018	73,500	73,500
Convertible Note – October 11, 2018	283,500	283,500
Convertible Note – December 19, 2018	82,000	82,000
Convertible Note – March 7, 2019	210,000	-
	1,014,550	804,550
Less: Debt Discount	(419,051)	(368,373)
Total	$595,499	$436,177

Amendment 2

On December 27, 2017 the Company, Hasfer, Inc. and Legacy, entered into an amendment to the note. The note was modified as follows:

●	A portion of the outstanding principal and interest was assigned to Legacy.

●	The company received proceeds of $48,500.

●	Fees related to the amendment totaled $1,500. The fees were recorded as a loss on extinguishment of debt.

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

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Binomial Option Pricing model at the issuance date and the period end. The conversion feature of the convertible note gave rise to a derivative liability of $19,070 which was recorded as a debt discount. The debt discount is charged to other expense ratably over the term of the convertible note

On July 23, 2018 the Company issued convertible notes to third party lenders totaling $25,000. The note accrues interest at a rate of 12% per annum and mature with interest and principal due July 23, 2019. The note and accrued interest are convertible at a conversion price equal to a 30% discount of the Company’s common stock prior day close price.

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

GS Capital Agreement

Effective March 7, 2019 the Company entered into a securities purchase agreement with GS Capital Partners, pursuant to which GSC purchased a 8% unsecured convertible promissory note from the Company in aggregate principal amount of $210,000, such principal and interest thereon convertible into shares of the Company’s common stock at the option of GSC.

The purchase price of $210,000 of the GS Capital note was paid in cash by GS Capital on March 11, 2019. After payment of transaction-related expenses, net proceeds to the Company from the note totaled $200,000.

The maturity date of the GS Capital note is March 7, 2020. The GS Capital Note shall bear interest at a rate of eight percent (8%) per annum which interest shall be paid by the Company to GS Capital in shares of common stock at any time GSC sends a notice of conversion to the Company. GSC is entitled to, at its option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the GSC Note into shares of the Company’s common stock, at any time, at the conversion price specified in the for each share of common stock equal to 65% of the average of the three lowest closing bid prices of the common stock for the fifteen prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with this note, the Company recorded a $167,296 debt discount.

7.	Derivative Liabilities

The Company has identified derivative instruments arising from embedded conversion features in the Company’s convertible notes payable and accounts payable at March 31, 2019.

The following summarizes the Binomial-lattice model assumptions used to estimate the fair value of the derivative liability and warrant liability at the date of issuance and for the convertible notes converted during the three months ended March 31, 2019.

	Low	High
Annual dividend rate	0%	0%
Expected life in years	.32	1.00
Risk-free interest rate	2.40%	2.44%
Expected volatility	103%	114%

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

Remaining term: The Company’s remaining term is based on the remaining contractual maturity of the convertible notes payable and accounts payable.

The following are the changes in the derivative liabilities during the three months ended March 31, 2019.

	Three Months Ended March 31, 2019
	Level 1	Level 2	Level 3
Derivative Liability as of January 1, 2019			1,222,186
Initial derivative expense			166,790
Gain on changes in fair value			(135,244)
Derivative liabilities as of March 31, 2019			1,253,732

The following are the changes in the warrant liabilities during the three months ended March 31, 2019.

	Three Months Ended March 31, 2019
	Level 1	Level 2	Level 3
Balance, January 1, 2019	$-	$-	$6,267,426
Change due to exercise of warrants			(845,883)
Gain on changes in fair value	-	-	(815,970)
Accretion of warrant expense	-	-	245,775
Warrant liabilities as March 31, 2019	$-	$-	$4,851,348

8.	Stockholders’ Deficit

Preferred Stock

On September 30, 2016, the Company filed a Certificate of Amendment to Articles of Incorporation with the Secretary of State of the State of Nevada to authorize for issuance ten million (10,000,000) shares of blank check preferred stock, par value $0.001 (“Blank Check Preferred Stock”) as included on Form 8-K filed with the SEC on October 4, 2016.

Series A Preferred Stock

As of March 31, 2019, and March 31, 2018, the Company has designated 51 shares of Series A Preferred Stock par value $0.001 and 51 shares are issued and outstanding. The Series A Preferred Stock can convert into common stock at a 1:1 ratio. Each one (1) share of the Series A Preferred shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036). On December 23, 2016 the 51 shares were issued to Mr. Yazbeck, the Company’s sole officer and the sole member of the Board. Mr. Yazbeck, via his ownership of the 51 shares of the Series A Preferred, has control of the majority of the Company’s voting stock.

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

On July 30, 2018, the Company agreed to eventually issue 45,355 shares of the Company’s Series B Preferred at a value of $1.00 per Series B Preferred share to settle outstanding vendor liability. The Company also agreed to issue a 7.5% Warrant with an expiration date of July 31, 2020. The Company currently does not have enough authorized shares to issue the Series B shares and therefore, have recorded them as a liability at their fair value of $1,587,425.

During the year ended December 31, 2018 investors converted 189,700 Series B Preferred stock in to 1,897,000,000 shares of common stock.

Common Stock

On September 30, 2016, the Company amended articles of incorporation to increase the number of authorized commons shares to 10,000,000,000 as included on Form 8-K filed with the SEC on October 4, 2016.

On January 15, 2019, the Company issued 165,546,562 shares of common stock for a cashless exercise on warrants.

9.	Commitments and Contingencies

Distribution and License Agreement and Joint Development Agreements

The Company entered into a Distribution and License Agreement with a third-party for the purpose of developing a sensor array to be used in the Company’s product. The Distribution and License Agreement has an initial term of ten years, but can be terminated earlier if the project does not meet the specifications of the Company. The Company will obtain exclusive rights to sell and distribute once a successful sensor prototype is developed. In exchange for a functional prototype, the Company will pay the third-party a 7% royalty on net sales. During the three months ended March 31, 2019, the Company did not incur any development costs related to the Distribution and License Agreement.

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

LG Note

On May 2, 2019, the Company entered into a securities purchase agreement with LG Capital Funding, LLC (“LG Capital”) for the sale of two 8% convertible redeemable notes in the original principal amount of $63,945, or an aggregate principal amount of $127,890 (the “LG Note”), which included an aggregate payment of $126,000 to the Company at an original issue discount of $1,890.

The LG Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on May 2, 2020. The LG Note is convertible into common stock at any time after the six-month anniversary of the LG Note, at LG Capital’s option, at a price equal to 65% of the average of the two lowest closing trading prices of the common stock during the fifteen-day period prior to conversion. The LG Note may not be prepaid more than 180 days prior to its maturity date. In the event the Company prepays the LG Note in full during the 180 days prior to its maturity date, the Company must pay off all principal, interest and any other amounts owing multiplied by a premium ranging from 5% to 30%.

LG Capital has agreed to restrict its ability to convert the LG Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The LG Note is a debt obligation arising other than in the ordinary course of business which constitutes a direct financial obligation of the Company.

The LG Note contains default events which, if triggered and not timely cured (if curable) by the Company, will result in the option by LG Capital to consider the LG Note immediately due and payable, without presentment, demand, protest or (further) notice of any kind (other than notice of acceleration). Upon an event of default, interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law.

The LG Note was offered and sold to LG Capital in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. LG Capital is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Odyssey Note

On May 7, 2019, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Odyssey Capital Funding, LLC (“Odyssey”) for the sale of an 12% convertible redeemable note in the amount of $100,000 (the “Odyssey Note”).

The Odyssey Note bears interest at the rate of 12% per annum. All interest and principal must be repaid on May 7, 2020. The Odyssey Note is convertible into common stock at any time after the six-month anniversary of the Odyssey Note, at Odyssey’s option, at a price equal to 60% of the lowest closing trading price of the common stock during the twenty day period prior to conversion. The Odyssey Note may not be prepaid more than 180 days prior to its maturity date. In the event the Company prepays the Note in full during the 180 days prior to its maturity date, the Company must pay off all principal, interest and any other amounts owing multiplied by a premium ranging from 25% to 45%.

Odyssey has agreed to restrict its ability to convert the Odyssey Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. The Odyssey Note is a debt obligation arising other than in the ordinary course of business which constitute a direct financial obligation of the Company.

The Odyssey Note contains default events which, if triggered and not timely cured (if curable) by the Company, will result in the option by Odyssey to consider the Odyssey Note immediately due and payable, without presentment, demand, protest or (further) notice of any kind (other than notice of acceleration). Upon an Event of Default, interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law.

The Odyssey Note was offered and sold to Odyssey in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933 (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. Odyssey is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, MyDx’s audited annual financial statements and the related notes thereto as filed with the Securities and Exchange Commission (“SEC”) on April 24, 2019. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Forward-Looking Statements” in this quarterly report. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the disclosure under the heading “Risk Factors” elsewhere in this quarterly report.

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

Results of Operations

As shown in the accompanying consolidated financial statements, the Company realized net income of $305,070 and net income of $879,905, respectively, for the three months March 31, 2019 and March 31, 2018. The Company had an accumulated deficit of $39,670,860 and $39,965,231 respectively, as of March 31, 2019 and December 31, 2018.

Comparison of The Three Months Ended March 31, 2019 and 2018

Revenue

For the three months ended March 31, 2019 and 2018, the Company had licensing revenue of $0 and $4,130, respectively. For the three months ended March 31, 2019 and 2018, the Company had product revenue of $1,251 and $66,844 respectively. The decrease in revenue for the three months ended March 31, 2019 compared to 2018 was a result of a backlog of products not being shipped out. Due to a supply chain disruption, MyDx was unable to deliver finished units in the first quarter of 2019. These issues have since been resolved and deliveries are expected to resume in the beginning of the third quarter.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the three months ended March 31, 2019 and 2018 were (998%) and 75%, respectively. During the three months ended March 31, 2019 the Company had $1,200 in revenue and $16,883 in costs of goods sold. The Company has fixed costs of $15,000 that is contributing to the high cost of goods sold.

Operating Expenses

For the three months ended March 31, 2019, the Company incurred operating expenses in the amount of $495,147 compared to $530,990 for the three months ended March 31, 2018. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses. The decrease mainly resulted from the decrease in research and development which were partially offset by the increase in sales and marketing and general and administrative expenses.

Research and Development Expenses

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the three months ended March 31, 2019, the Company expended $13,935 for various research and development projects for hardware, database, software and sensor development as compared to $233,090 for the three months ended March 31, 2018. The decrease of $219,155, or 94%, resulted primarily from the Company decreasing its research and development efforts.

 Sales and Marketing Expenses

Sales and marketing expenses consist primarily of consulting fees for third-party services and general marketing expenses. For the three months ended March 31, 2019, the Company expended $54,290 as compared to $52,253 for the three months ended March 31, 2018. The increase of $2,037, or 4%, resulted primarily from the Company resulted primarily from the Company increasing marketing efforts.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses.

For the three months ended March 31, 2019, the Company expended $426,922 as compared to $245,647 for the three months ended March 31, 2018. The increase of $181,275, or 73.8%, resulted primarily from an increase in stock- based compensation and professional fees.

Other income (expense)

Other income decreased by $555,943, resulted primarily from a decrease in change in fair value of derivative liability. This was offset by an increase in derivative expense and change in fair value of warrant liability.

Liquidity and Capital Resources

Since its inception, capital raised by the Company has been used primarily for the Company’s research and development efforts and to support its operations. As of March 31, 2019, the Company had remaining cash of $175,504 with a net working capital deficit of $11,280,134. As a result of the Company’s significant operating expenditures and the lack of significant product sales revenue, we expect to incur losses from operations for the near future and will be required to seek additional capital to sustain our operations.

It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generate sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $175,504 will not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Working Capital

	March 31, 2019	December 31, 2018
Current assets	$333,460	$216,729
Current liabilities	11,613,594	12,643,275
Working Capital Deficit	$(11,280,134)	$(12,426,546)

Current assets for March 31, 2019 increased compared to December 31, 2018 primarily due to an increase in cash and inventory.

Current liabilities for March 31, 2019 decreased compared to December 31, 2018 primarily due to a decrease in Warrant liability. This was offset by an increase in accounts payable, customer deposits, accrued liabilities, and an increase in convertible notes payable.

Cash Flows

	Three Months Ended March 31,
	2019	2018
Net Cash Provided by (Used in) Operating Activities	$(127,194)	$(81,438)
Net Cash Provided by Financing Activities	200,000	-
Net Change	$72,806	$(81,438)

Net Cash Provided by (Used in) Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees and other general corporate expenditures.

Cash used in operating activities consist of net income adjusted for certain non-cash items, primarily equity-based compensation expense, the change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes, during the three months ended March 31, 2019, as well as the effect of changes in working capital and other activities, and the change in fair value of warrant liability which was affected by the cashless exercise.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2019 and 2018, financing activities provided cash of $200,000 and $0.

Going Concern

At March 31, 2019, we had an accumulated deficit of $39,670,860. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The Company is not required to provide the information required under this Item 3.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of March 31, 2019, due to the fact that management has not fully remediated the material weakness described in our Current Report on Form 10-K filed with the Securities and Exchange Commission on April 25, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 25, 2019.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2019, that were not otherwise disclosed in a Current Report on Form 8-K. The Company has not repurchased shares of its Common Stock

Item 3. DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYDX, INC.

Dated: June 7, 2019	By:	/s/ Matthew Bucciero
Matthew Bucciero
Principal Executive Officer and Chief Financial Officer (signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer and Chief Accounting Officer)