Form 10-Q
period 2019-06-30
MyDx, Inc.
filed 2019-10-04
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

4,814,093,774 shares of common stock, par value $0.001 per share, issued and outstanding as of October 3, 2019.

MyDx, INC.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MyDx, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS

Current assets:
Cash	$103,537	$102,698
Accounts receivable, net	-	-
Inventory	208,687	114,031
Total current assets	312,224	216,729

Tooling in process	173,854	173,854
Property and equipment, net	14,362	26,748
Other assets	13,983	18,983
Total assets	$514,423	$436,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	1,039,542	$1,101,853
Customer deposits	215,952	69,330
Accrued liabilities	736,164	692,071
Leases payable	2,756	2,756
Due to related party	1,075	1,075
Convertible notes payable, net of debt discount	661,439	436,177
Derivative liability	1,352,547	1,222,186
Preferred shares liability	2,850,401	2,850,401
Warrant liability	2,165,282	6,267,426
Total current liabilities	9,025,157	12,643,275

Total liabilities	9,025,157	12,643,275

Redeemable Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized 107,000 and 107,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2,033,000	2,033,000

Commitments and contingencies

Stockholders’ deficit:
Series A Preferred stock, $0.001 par value; 51 shares authorized 51 and 51 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 4,435,372,829 and 3,905,200,946 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	4,435,372	3,905,201
Additional paid-in capital	22,746,911	21,820,069
Accumulated deficit	(37,726,017)	(39,965,231)
Total stockholders’ deficit	(10,543,734)	(14,239,961)
Total liabilities and stockholders’ deficit	$514,423	$436,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYDX INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Sales
Product revenue	$-	$84,061	$1,251	$150,905
Product service revenue	-	6,122	288	11,577
Licensing revenue	867	3,641	867	7,771
Total sales	867	93,824	2,406	170,253

Cost of goods sold
Product costs	10,630	35,762	27,513	62,100
Total cost of sales	10,630	35,762	27,513	62,100

Gross profit	(9,763)	58,062	(25,107)	108,153

Operating Expenses
Research and development	12,251	39,218	26,184	272,308
Sales and marketing	10,123	58,872	64,413	111,125
General and administrative	105,968	312,282	532,890	557,929
Total operating expenses	128,342	410,372	623,487	941,362

Loss from operations	(138,105)	(352,310)	(648,595)	(833,209)

Other income (expense)
Interest expense, net	(326,905)	(7,951)	(473,259)	(16,702)
Change in fair value of derivative liability	(46,442)	(327,117)	88,802	1,191,940
Change in fair value of warrant liability	2,603,135	-	3,419,105	-
Derivative expense	(18,092)	(127,513)	(18,092)	(281,515)
Gain (loss) on settlement of debt	-	-	-	4,500
Gain (loss) on extinguishment of debt	(19,536)	4,581	(19,535)	4,581
Loss on settlement of vendor liability	(109,212)	-	(109,212)	-

Total Other income (expense)	2,082,948	(458,000)	2,887,809	902,804

Income (Loss) before provision for income taxes	1,944,843	(810,310)	2,239,214	69,595

Provision for income taxes	-	-	-	-
Net income (loss)	$1,944,843	$(810,310)	$2,239,214	$69,595

Dividends	(10,700)	-	(21,400)	-

Net income (loss) attributable to common shareholders	1,934,143	(810,310)	2,217,814	69,595

Income (loss) per share
Basic	$0.00	$(0.00)	$0.00	$0.00
Diluted	$0.00	$(0.00)	$0.00	$0.00

Weighted average common shares outstanding - basic	4,261,863,744	3,007,985,341	4,151,099,739	2,452,630,014
Weighted average common shares outstanding - diluted	8,711,025,440	3,007,985,341	8,600,261,434	3,999,109,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

MyDx, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six and Three Months Ended June 30, 2019

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2018	51	$-	3,905,200,946	$3,905,201	$21,820,069	$(39,965,231)	$(14,239,961)

Issuance of common stock upon cashless exercise of warrants	-	-	165,546,562	165,546	680,336	-	845,882

Common stock issued to settle vendor liabilities	-	-	150,000,000	150,000	120,000	-	270,000

Common stock issued upon conversion of convertible notes	-	-	214,625,321	214,625	126,506		341,131

Net income for three months ended March 31, 2019	-	-	-	-	-	2,239,214	2,239,214

Balance as of June 30, 2019	51	$-	4,435,372,829	$4,435,372	$22,746,911	$(37,726,017)	$(10,543,734)

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2019	51	$-	4,070,747,508	$4,070,747	$22,500,405	$(39,670,860)	$(13,099,708)

Issuance of common stock for services rendered			150,000,000	150,000	120,000		270,000

Shares Issued for Conversion of Debt			214,625,321	214,625	126,506		341,131

Net income for three months ended March 31, 2019						1,944,843	1,944,843

Balance as of June 30, 2019	51	$-	4,435,372,829	$4,435,372	$22,746,911	$(37,726,017)	$(10,543,734)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MyDx, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six and Three Months Ended June 30, 2018

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2017	51	$-	1,859,397,541	$1,859,397	$19,818,536	$(31,632,972)	$(9,955,039)

Loss on Settlement of vendor liabilities	-	-	5,000,000	5,000	20,500	-	25,500

Stock based compensation					1,971		1,971

Issuance of common stock for services rendered			57,500,000	57,500	188,250		245,750

Conversion of Series B to common			1,897,000,000	1,897,000	1,707,300		3,604,300

Conversion of notes to equity	-	-	26,086,956	26,087	88,696	-	114,783

Issuance of common stock for prepaid services			4,285,714	4,286	9,000		13,286

Net income for three months ended March 31, 2018	-	-	-	-	-	69,595	69,595

Balance as of June 30, 2018	51	$-	3,849,270,211	$3,849,270	$21,834,253	$(31,563,377)	$(5,879,855)

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2018	51	$-	1,894,397,541	$1,894,397	$19,961,007	$(30,753,068)	$(8,897,664)

Issuance of common stock for services rendered			27,500,000	27,500	68,250		95,750

Issuance of common stock for prepaid services			4,285,714	4,286	9,000		13,286

Conversion of Series B to common			1,897,000,000	1,897,000	1,707,300		3,604,300

Conversion of notes to equity			26,086,956	26,087	88,696		114,783

Net income for three months ended March 31, 2018						(810,310)	(810,310)

Balance as of June 30, 2018	51	$-	3,849,270,211	$3,849,270	$21,834,253	$(31,563,378)	$(5,879,855)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MyDx, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$2,239,214	$69,595
Adjustments to reconcile net income to net cash(used in)operating activties:
Depreciation and amortization	12,386	33,994
Common stock issued for services	-	245,750
Change in fair value of derivative liability	(88,802)	(1,191,940)
Change in fair value of warrant liability	(3,419,105)	-
Principal Increase Upon Default	38,900	-
Derivative expense	18,092	281,515
(Gain) / Loss on settlement of vendor liabilities	109,212	(4,500)
Stock based compensation	162,844	1,971
Loss on extinguishment of debt	19,535	(4,581)
Interest expense related to amortization of debt issuance costs and debt discount	345,351	-
Changes in assets and liabilities:		-
Inventory	(94,656)	18,178
Prepaid expenses and other assets	5,000	33,227
Accounts payable and accrued liabilities	151,247	492,284
Customer deposits	146,622	2,680
Net cash provided by (used in) operating activities	(354,160)	(38,285)

Cash flows from investing activities:
Tooling in process	-	(173,854)
Net cash used in financing activities	-	(173,854)

Cash flows from financing activities:
Proceeds from due to related party	-	105,000
Proceeds from the issuance of convertible notes payable, net of issuance costs	355,000	30,000
Net cash provided by financing activities	355,000	135,000

Net change in cash	839	(77,139)

Cash, beginning of period	102,698	119,028
Cash, end of period	$103,537	$41,889

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Settlement of debt with convertible note	$-	$60,000
Stock issued for settlement of vendor liabilities	$160,788	$25,500
Conversion of convertible debt and derivatives to common stock	$321,596	$114,783
Conversion of convertible preferred stock to common stock	$-	$3,604,300

Reclassification of warrant liability to additional paid-in capital upon Exercise of warrant	$845,883	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

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

As reflected in the condensed consolidated Financial Statements, the Company had an accumulated deficit at June 30, 2019 and a net cash used in operating activities for the six months ended June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

The Company is attempting to further implement its business plan and generate sufficient revenues; however, its cash position may not be sufficient to support its daily operations. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by early-stage companies. These risks include, but are not limited to, the uncertainty of availability of financing and the uncertainty of achieving future profitability. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise funds through the capital markets. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. We reported negative cash flow from operations for the six months ended June 30, 2019. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generates sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $103,537 at June 30, 2019 will not be sufficient to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2019 and December 31, 2018, the Company held no cash equivalents.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of June 30, 2019 and December 31, 2018, there was an allowance for doubtful accounts of $27,851 and $27,851 respectively.

During the six months ended June 30, 2019 the Company recorded a bad debt expense of $0.

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

	Three Months ended June 30, 2019			Three Months ended June 30, 2018
	United States	International	Total	United States	International	Total
Product Revenue	-	-	-	36,945	47,116	84,061
Product Service Revenue	-	-	-	3,449	2,673	6,122
Licensing Revenue	867	-	867	3,641	-	3,641
	867	-	867	44,035	49,789	93,824

	Six Months ended June 30, 2019			Six Months ended June 30, 2018
	United States	International	Total	United States	International	Total
Product Revenue	494	757	1,251	76,611	74,294	150,905
Product Service Revenue	288	-	288	6,917	4,660	11,577
Licensing Revenue	867	-	867	7,771	-	7,771
	1,649	757	2,406	91,299	78,954	170,253

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

Research and Development Costs

Research and development costs are charged to expense as incurred. These costs consist primarily of salaries and direct payroll-related costs. It also includes purchased materials and services provided by independent contractors, software developed by other companies and incorporated into or used in the development of our final products. Research and development expenses for the six months ended June 30, 2019 and 2018 were $ 26,184 and $272,308, respectively.

Advertising Costs

Advertising costs are charged to sales and marketing expenses and general and administrative expenses as incurred. Advertising expenses, which are recorded in sales and marketing and general and administrative expenses, totaled $64,413 and $111,125 for the six months ended June 30, 2019 and 2018, respectively.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Numerator:
Net income/(loss) attributable to common stockholders	$1,944,843	$(810,310)	$2,239,213	$69,595
Effect of dilutive securities:
Convertible note - Interest expense	63,629	-	83,870	-
Net Change in warrant liability	(2,603,135)		(3,419,105)
Net change in derivative liabilities - convertible payables	46,442	-	(88,802)	-

Diluted net income (loss)	$(548,221)	$(810,310)	$(1,184,824)	$69,595

Denominator:
Weighted average common shares outstanding - basic	4,261,863,744	3,007,985,341	4,151,099,739	2,452,630,014
Dilutive securities (a):
Series A Preferred stock	51	-	51	51
Series B Preferred stock	1,070,000,000	-	1,070,000,000	1,070,000,000
Convertible notes payable	1,628,303,534	-	1,628,303,534	-
Convertible accounts payable	660,000,000	-	660,000,000	379,889,803
Options	-	-	-	-
Warrants	721,723,282	-	721,723,282	96,589,953

Weighted average common shares outstanding and assumed conversion - diluted	8,341,890,611	3,007,985,341	8,231,126,605	3,999,109,821

Basic net income (loss) per common share	$0.00	$(0.00)	$0.00	$0.00

Diluted net income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$0.00

(a) - Anti-dilutive options excluded:	4,449,161,696	1,700,463,104	4,449,161,696	153,983,297

The Company had the following common stock equivalents at June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Series A Preferred stock	51	51
Series B Preferred stock	1,070,000,000	1,070,000,000
Convertible notes payable	1,628,303,534	144,915,652
Convertible accounts payable	660,000,000	379,889,803
Options	-	1,496,250
Warrants	2,621,460,806	104,161,788
Totals	5,979,764,391	1,700,463,053

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

As part of the adoption we elected the practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to:

1.	Continue applying our current policy for accounting for land easements that existed as of, or expired before, January 1, 2019.

2.	Not separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

3.	Not to apply the recognition requirements in ASC 842 to short-term leases.

4.	Not record a right of use asset or right of use liability for leases with an asset or liability balance that would be considered immaterial.

5.	Inventory

Inventory as of June 30, 2019 and June 30, 2018 is as follows:

	June 30,	December 31,
	2019	2018
Finished goods	$-	$9,781
Raw materials	208,687	104,250
	$208,687	$114,031

6.	Debt

Convertible Notes

The following table shows the outstanding balance as of June 30, 2019 and June 30, 2018 respectively.

	June 30,	December 31,
	2019	2018
Convertible Note - February 6, 2017	265,750	265,750
Convertible Note - July 23, 2018	25,000	25,000
Convertible Note – October 1, 2018	-	74,800
Convertible Note – October 4, 2018	30,000	73,500
Convertible Note – October 11, 2018	233,500	283,500
Convertible Note – December 19, 2018	82,000	82,000
Convertible Note – March 7, 2019	210,000	-
Convertible Note –May 2, 2019	63,945	-
Convertible Note – May 7, 2019	100,000	-
	1,010,195	804,550
Less: Debt Discount	(348,756)	(368,373)
Total	$661,439	$436,177

Amendment 2

On December 27, 2017 the Company, Hasfer, Inc. and Legacy, entered into an amendment to the note. The note was modified as follows:

●	A portion of the outstanding principal and interest was assigned to Legacy.

●	The company received proceeds of $48,500.

●	Fees related to the amendment totaled $1,500. The fees were recorded as a loss on extinguishment of debt.

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

During the year ended December 31, 2018 the lenders converted $60,000 of the outstanding principal into 26,086,956 shares of the Company’s common stock.

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

During the six months ended June 30, 2019 the Company went into default on the convertible note. Interest accrues at a rate of twenty-two percent (22%) per annum during the time that the convertible note is in default.

The company recorded an interest expense of $37,400 related to the default provisions in the agreement

During the six months ended June 30, 2019 the lender converted $112,200 of the outstanding principal and $3,400 of the outstanding interest into 92,083,917 shares of the Company’s common stock.

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

During the six months ended June 30, 2019, the Company went into default on the convertible note. Interest accrues at a rate of twenty-four percent (24%) per annum during the time that the convertible note is in default. The company recorded an interest expense of $1,500.

During the six months ended June 30, 2019, the lender converted $45,000 of the outstanding principal and $2,505 of the outstanding interest into 60,451,908 shares of the Company’s common stock.

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

The maturity date of the Notes is October 11, 2019 (the “Maturity Date”). The Notes shall bear interest at a rate of eight percent (8%) per annum (the “Interest Rate”), which interest shall be paid by the Company to the Investors in shares of common stock at any time Eagle or GSC sends a notice of conversion to the Company (the “Notice of Conversion”). The Investors are entitled to, at their option, convert all or any amount of the principal face amount and any accrued but unpaid interest of their respective Notes into shares of the Company’s common stock, at any time, at a conversion price for each share of common stock equal to 65% of the average of the lowest three closing bid prices of the common stock as reported on the marketplace upon which the Company’s shares are traded during the fifteen (15) trading day period ending on the day upon which a Notice of Conversion is received by the Company. In connection with this note, the Company recorded a $149,702 and $84,941 debt discounts.

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

During the six months ended June 30, 2019, the Company went into default on the convertible note. Interest accrues at a rate of twenty-four percent (24%) per annum during the time that the convertible note is in default.

During the six months ended June 30, 2019, the lender converted $50,000 of the outstanding principal and $2,773 of the outstanding interest into 62,089,496 shares of the Company’s common stock.

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

The purchase price of $82,000 of the GSC Note was paid in cash by GSC on December 19, 2018. After payment of transaction-related expenses, net proceeds to the Company from the First GSC Note totaled $78,828.

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

The maturity date of the GS Capital note is March 7, 2020. The GS Capital Note shall bear interest at a rate of eight percent (8%) per annum which interest shall be paid by the Company to GS Capital in shares of common stock at any time GSC sends a notice of conversion to the Company. GSC is entitled to, at its option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the GSC Note into shares of the Company’s common stock, at any time, at the conversion price specified in the for each share of common stock equal to 65% of the average of the two lowest closing bid prices of the common stock for the fifteen prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with this note, the Company recorded a $167,296 debt discount.

During the six months ended June 30, 2019 the Company went into default on the convertible note. Interest accrues at a rate of twenty-four percent (24%) per annum during the time that the convertible note is in default.

LG capital Agreement

Effective May 2, 2019 the Company entered into a securities purchase agreement with LG Capital Funding, pursuant to which LG purchased a 8% unsecured convertible promissory note from the Company in aggregate principal amount of $63,945, such principal and interest thereon convertible into shares of the Company’s common stock at the option of LG Capital.

The purchase price of $63,945 of the LG capital note was paid in cash by LG capital on May 2, 2019. After payment of transaction-related expenses, net proceeds to the Company from the note totaled $60,000.

The maturity date of the LG Capital note is May 2, 2020. The LG Capital Note shall bear interest at a rate of eight percent (8%) per annum which interest shall be paid by the Company to LG Capital in shares of common stock at any time LG sends a notice of conversion to the Company. LG is entitled to, at its option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the LG Capital Note into shares of the Company’s common stock, at any time, at the conversion price specified in the for each share of common stock equal to 65% of the average of the two lowest closing bid prices of the common stock for the fifteen prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with this note, the Company recorded a $44,999 debt discount.

During the six months ended June 30, 2019 the Company went into default on the convertible note. Interest accrues at a rate of twenty-four percent (24%) per annum during the time that the convertible note is in default.

Odyssey capital Agreement

Effective May 7, 2019 the Company entered into a securities purchase agreement with Odyssey Capital, pursuant to which Odyssey purchased a 12% unsecured convertible promissory note from the Company in aggregate principal amount of $100,000, such principal and interest thereon convertible into shares of the Company’s common stock at the option of LG Capital.

The purchase price of $100,000 of the Odyssey capital note was paid in cash by Odyssey capital on May 7, 2019. After payment of transaction-related expenses, net proceeds to the Company from the note totaled $95,000.

The maturity date of the Odyssey Capital note is May 7, 2020. The Odyssey Capital Note shall bear interest at a rate of twelve percent (12%) per annum which interest shall be paid by the Company to Odyssey Capital in shares of common stock at any time Odyssey sends a notice of conversion to the Company. Odyssey is entitled to, at its option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the Odyssey Capital Note into shares of the Company’s common stock, at any time, at the conversion price specified in the for each share of common stock equal to 60% of the lowest closing bid prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with this note, the Company recorded a $95,000 debt discount.

During the six months ended June 30, 2019 the Company went into default on the convertible note. Interest accrues at a rate of twenty-four percent (24%) per annum during the time that the convertible note is in default.

7.	Derivative Liabilities

The Company has identified derivative instruments arising from embedded conversion features in the Company’s convertible notes payable and accounts payable at June 30, 2019.

The following summarizes the Binomial-lattice model assumptions used to estimate the fair value of the derivative liability and warrant liability at the date of issuance and for the convertible notes converted during the six months ended June 30, 2019.

	Low	High
Annual dividend rate	0%	0%
Expected life in years	0	1.00
Risk-free interest rate	1.93%	2.59%
Expected volatility	107%	139%

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

Remaining term: The Company’s remaining term is based on the remaining contractual maturity of the convertible notes payable and accounts payable.

The following are the changes in the derivative liabilities during the six months ended June 30, 2019.

	Six Months Ended June 30, 2019
	Level 1	Level 2	Level 3
Derivative Liability as of January 1, 2019			1,222,186
Derivative expense			18,092
Additions			307,295
Conversions			(106,224)
Gain on changes in fair value			(88,802)
Derivative liabilities as of June 30, 2019			1,352,547

The following are the changes in the warrant liabilities during the six months ended June 30, 2019.

	Six Months Ended June 30, 2019
	Level 1	Level 2	Level 3
Balance, January 1, 2019	$-	$-	$6,267,426
Change due to exercise of warrants			(845,883)
Gain on changes in fair value	-	-	(3,419,105)
Accretion of warrant expense			162,844
Warrant liabilities as June 30, 2019	$-	$-	$2,165,282

8.	Stockholders’ Deficit

Preferred Stock

On September 30, 2016, the Company filed a Certificate of Amendment to Articles of Incorporation with the Secretary of State of the State of Nevada to authorize for issuance ten million (10,000,000) shares of blank check preferred stock, par value $0.001 (“Blank Check Preferred Stock”) as included on Form 8-K filed with the SEC on October 4, 2016.

Series A Preferred Stock

As of June 30, 2019, and December 31, 2018, the Company has designated 51 shares of Series A Preferred Stock par value $0.001 and 51 shares are issued and outstanding. The Series A Preferred Stock can convert into common stock at a 1:1 ratio. Each one (1) share of the Series A Preferred shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036). On December 23, 2016 the 51 shares were issued to Mr. Yazbeck, the Company’s sole officer and the sole member of the Board. Mr. Yazbeck, via his ownership of the 51 shares of the Series A Preferred, has control of the majority of the Company’s voting stock.

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

On April 17, 2019, the Company issued 50,000,000 shares of its restricted common stock to settle outstanding vendor liabilities of $64,000. In connection with this transaction the Company also recorded a loss on settlement of vendor liabilities of $56,000. The fair value of the common stock based on the trading price of the stock on April 17, 2019 was $120,000.

On May 13, 2019, the Company issued 100,000,000 shares of its restricted common stock to settle outstanding vendor liabilities of $96,788. In connection with this transaction the Company also recorded a loss on settlement of vendor liabilities of $53,212. The fair value of the common stock based on the trading price of the stock on May 13, 2019 was $150,000.

During the six months ended June 30, 2019 the lenders converted $207,200 of the outstanding principal and $8,678 of the outstanding interest into 214,625,321 shares of the Company’s common stock.

9.	Commitments and Contingencies

Distribution and License Agreement and Joint Development Agreements

The Company entered into a Distribution and License Agreement with a third-party for the purpose of developing a sensor array to be used in the Company’s product. The Distribution and License Agreement has an initial term of ten years, but can be terminated earlier if the project does not meet the specifications of the Company. The Company will obtain exclusive rights to sell and distribute once a successful sensor prototype is developed. In exchange for a functional prototype, the Company will pay the third-party a 7% royalty on net sales. During the six months ended June 30, 2019, the Company did not incur any development costs related to the Distribution and License Agreement.

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

Effective August 1, 2019, Mr. Erai Beckman resigned from his position as a member of the Board of Directors of MyDx, Inc and Mr. Matthew Bucciero resigned from his position as Chief Executive Officer and Chief Financial Officer of the Company. Effective October 2, 2019, Mr. Daniel Yazbeck was appointed as the Company’s interim Chief Executive Officer and interim Chief Financial Officer.

From September 20, 2019 to September 24, 2019, the Company entered into a series of debt financing transactions to raise capital for the Company.

Eagle Note

On September 20, 2019, the Company entered into a Securities Purchase Agreement (the “Eagle Securities Purchase Agreement”) dated September 18, 2019, with Eagle Equities, LLC (“Eagle”) for the sale of an 8% Convertible Redeemable Note in the amount of $27,500 (the “Eagle Note”). Pursuant to the terms of the Eagle Securities Purchase Agreement, the Company issued the Eagle Note with a $2,500 original issue discount and paid Eagle’s legal fees of $2,000 out of the proceeds of the Eagle Note.

The Eagle Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on September 18, 2020 (the “Eagle Note Maturity Date”). The Eagle Note is convertible into common stock at any time, at Eagle’s option, at a price equal to 65% of the lowest closing bid price of the common stock during the fifteen trading days prior to conversion. The Eagle Note may not be prepaid more than 180 days prior to the Eagle Note Maturity Date. In the event the Company prepays the Eagle Note in full during the 180 days prior to the Eagle Note Maturity Date, the Company must pay off all principal, interest and any other amounts owing multiplied by a premium ranging from 5% to 30%.

Odyssey Note

On September 23, 2019, the Company entered into a Securities Purchase Agreement (the “Odyssey Securities Purchase Agreement”) dated September 18, 2019, with Odyssey Capital Funding, LLC (“Odyssey”) for the sale of a 12% Convertible Redeemable Note in the amount of $35,000 (the “Odyssey Note”). Pursuant to the terms of the Odyssey Securities Purchase Agreement, the Company paid Odyssey’s legal fees of $2,000 out of the proceeds of the Odyssey Note.

The Odyssey Note bears interest at the rate of 12% per annum. All interest and principal must be repaid on September 18, 2020 (the “Odyssey Note Maturity Date”). The Odyssey Note is convertible into common stock at any time after the six month anniversary of the Odyssey Note, at Odyssey’s option, at a price equal to 60% of the lowest trading price of the common stock during the twenty trading days prior to conversion. The Odyssey Note may not be prepaid more than 180 days prior to the Odyssey Note Maturity Date. In the event the Company prepays the Odyssey Note in full during the 180 days prior to the Odyssey Note Maturity Date, the Company must pay off all principal, interest and any other amounts owing multiplied by a premium ranging from 25% to 45%.

GS Capital Note

On September 24, 2019, the Company entered into a Securities Purchase Agreement (the “GS Capital Securities Purchase Agreement”) dated September 18, 2019, with GS Capital Partners, LLC (“GS Capital”) for the sale of an 8% Convertible Redeemable Note in the amount of $69,000 (the “GS Capital Note”). Pursuant to the terms of the GS Capital Securities Purchase Agreement, the Company issued the GS Capital Note with a $6,000 original issue discount and paid GS Capital’s legal fees of $3,000 out of the proceeds of the GS Capital Note.

The GS Capital Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on September 18, 2020 (the “GS Capital Note Maturity Date”). The GS Capital Note is convertible into common stock at any time after the six month anniversary of the GS Capital Note, at GS Capital’s option, at a price equal to 50% of the lowest trading price of the common stock during the twenty trading days prior to conversion. The GS Capital Note may not be prepaid more than 180 days prior to the GS Capital Note Maturity Date. In the event the Company prepays the GS Capital Note in full during the 180 days prior to the GS Capital Note Maturity Date, the Company must pay off all principal, interest and any other amounts owing multiplied by a premium ranging from 20% to 40%.

LG Capital Note

Additionally, on September 24, 2019, the Company entered into a Securities Purchase Agreement (the “LG Capital Securities Purchase Agreement” and together with the Eagle Securities Purchase Agreement, Odyssey Securities Purchase Agreement and GS Capital Securities Purchase Agreement, the “Securities Purchase Agreements”) dated September 18, 2019, with LG Capital Funding, LLC (“LG Capital”) for the sale of an 8% Convertible Redeemable Note in the amount of $25,000 (the “LG Capital Note” and together with the Eagle Note, Odyssey Note and GS Capital Note, the “Notes”). Pursuant to the terms of the LG Capital Securities Purchase Agreement, the Company paid LG Capital’s legal fees of $2,000 out of the proceeds of the LG Capital Note.

The LG Capital Note bears interest at the rate of 8% per annum. All interest and principal must be repaid on September 18, 2020 (the “LG Capital Note Maturity Date”). The LG Capital Note is convertible into common stock at any time after the six month anniversary of the LG Capital Note, at LG Capital’s option, at a price equal to 60% of the lowest trading price of the common stock during the twenty trading days prior to conversion. The LG Capital Note may not be prepaid more than 180 days prior to the LG Capital Note Maturity Date. In the event the Company prepays the LG Capital Note in full during the 180 days prior to the LG Capital Note Maturity Date, the Company must pay off all principal, interest and any other amounts owing multiplied by a premium ranging from 25% to 45%.

The Notes and the Securities Purchase Agreements contain the customary representations, warranties, covenants, and events of default.

Subsequent to June 30, 2019 the Company converted notes into 378,720,945 shares of the Companies common stock.

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

Mr. Beckmann was the CEO of Humanity Holdings through February 2018. At the time the Company entered into the License and Services Agreement with Humanity Holdings in April 2018, Mr. Beckmann’s position was Co-Founder and he owned 23% of the entity. In addition, on February 1, 2018, the Company and Mr. Beckmann entered into a twelve (12) month Research, Manufacturing, Advertising and Marketing Services Agreement. During the year ended December 31, 2018, the Company has issued 43,906,926 restricted shares of common stock to Mr. Beckmann in connection with the February agreement.

Effective August 1, 2019, Mr. Erai Beckman resigned from his position as a member of the Board and Mr. Matthew Bucciero resigned from his position as Chief Executive Officer and Chief Financial Officer of the Company. The resignations were not caused by a disagreement with the Company.

Effective as of October 2, 2019, Daniel Yazbeck was appointed as Interim Chief Executive Officer and Interim Chief Financial Officer of the Company.

Results of Operations

As shown in the accompanying consolidated financial statements, the Company incurred a net income of $2,239,214 and net income of $69,595, respectively, for the six months June 30, 2019 and 2018. The Company had an accumulated deficit of $37,726,017 and $39,965,231 respectively, as of June 30, 2019 and December 31, 2018.

Comparison of The Three Months Ended June 30, 2019 and 2018

Revenue

For the three months ended June 30, 2019 and 2018, the Company had licensing revenue of $867 and $3,641, respectively. For the three months ended June 30, 2019 and 2018, the Company had product revenue of $0 and $84,061 respectively. The decrease in revenue for the three months ended June 30, 2019 compared to 2018 was a result of backlog of orders that have not been shipped for both product and service revenue. Due to a supply chain disruption, MyDx was unable to deliver finished units in the first quarter of 2019. These issues have since been resolved and deliveries are expected to resume in the beginning of the third quarter.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the three months ended June 30, 2019 and 2018 were (1,126)% and 62%, respectively. During the three months ended June 30, 2019 the Company had $867 in revenue and $10,630 in costs of goods sold. The Company has fixed costs that are contributing to the high cost of goods sold.

Operating Expenses

For the three months ended June 30, 2019, the Company incurred operating expenses in the amount of $128,357 compared to $410,372 for the three months ended June 30, 2018. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses. The decrease mainly resulted from the decrease of general and administrative costs, research and development, and sales and marketing for the reasons discussed below.

Research and Development Expenses

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the three months ended June 30, 2019, the Company expended $12,249 for various research and development projects for hardware, database, software and sensor development as compared to $39,218 for the three months ended June 30, 2018. The decrease of $26,969, or 69%, resulted primarily from the Company decreasing its research and development efforts as a result of limited cashflow and resources.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of consulting fees for third-party services and general marketing expenses. For the three months ended June 30, 2019, the Company expended $10,123 as compared to $58,872 for the three months ended June 30, 2018. The decrease of $48,749, or 83%, resulted primarily from the Company resulted primarily from the Company decreasing marketing efforts as a result of limited cashflow and resources.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses.

For the three months ended June 30, 2019, the Company expended $105,985 as compared to $312,282 for the three months ended June 30, 2018. The decrease of $206,297, or 66%, resulted primarily from an decrease in stock - based compensation.

Other income (expense)

Other expenses decreased by approximately $2.5 million, resulted primarily from an increase in change in fair value of derivative liability, offset by an increase in interest expense. This was offset by an increase in change in derivative expense, an increase in change in fair value of derivative liability of $2,603,135 and a loss on settlement of vendor liability of $109,212.

Comparison of The Six Months Ended June 30, 2019 and 2018

Revenue

For the six months ended June 30, 2019 and 2018, the Company had licensing revenue of $867 and $7,771, respectively. For the six months ended June 30, 2019 and 2018, the Company had product revenue of $1,251 and $150,905, respectively. For the six months ended June 30, 2019 and 2018, the Company had product service revenue of $288 and $11,577, respectively. The decrease in revenue for the six months ended June 30, 2019 compared to 2018 was a result of backlog of orders that have not been shipped for both product and service revenue. Due to a supply chain disruption, MyDx was unable to deliver finished units in the first quarter of 2019. These issues have since been resolved and deliveries are expected to resume in the beginning of the third quarter.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the six months ended June 30, 2019 and 2018 were (1,044%) and 64%, respectively.

Operating Expenses

For the six months ended June 30, 2019, the Company incurred operating expenses in the amount of $623,487 compared to $941,362 for the six months ended June 30, 2018. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses. The decrease mainly resulted from the decrease in research and development, decrease in sales and marketing, which were partially offset by the increase in general and administrative for the reasons discussed below.

Research and Development Expenses

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the six months ended June 30, 2019, the Company expended $26,184 for various research and development projects for hardware, database, software and sensor development as compared to $272,308 for the three months ended June 30, 2018. The decrease of $246,124, or 90%, resulted primarily from the Company decreasing its research and development efforts due to limited cashflow and resources.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of consulting fees for third-party services and general marketing expenses. For the six months ended June 30, 2019, the Company expended $64,413 as compared to $111,125 for the three months ended June 30, 2018. The decrease of $46,712, or 42%, resulted primarily from the Company decreasing marketing efforts due to limited cashflow and resources.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses.

For the six months ended June 30, 2019, the Company expended $532,890 as compared to $557,929 for the three months ended June 30, 2018. The decrease of $25,039, or 4%, resulted primarily from an decrease in stock - based compensation.

Other income (expense)

Other income increased by $1,985,004, resulted primarily from an increase in change in fair value of derivative liability, and a decrease in interest expense. This was offset by an increase in change in derivative expense and an increase in change in in fair value of warrant liability of $3,419,105.

Liquidity and Capital Resources

Since its inception, capital raised by the Company has been used primarily for the Company’s research and development efforts and to support its operations. As of June 30, 2019, the Company had remaining cash of $103,537 with a net working capital deficit of $8,712,932. As a result of the Company’s significant operating expenditures and the lack of significant product sales revenue, we expect to incur losses from operations for the near future and will be required to seek additional capital to sustain our operations.

It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generate sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $103,537 will not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Working Capital

	June 30, 2019	December 31, 2018
Current assets	$312,224	$216,729
Current liabilities	9,025,157	12,643,275
Working Capital Deficit	$(8,712,932)	$(12,426,546)

Current assets for June 30, 2019 increased compared to December 31, 2018 primarily due to an increase in cash and inventory.

Current liabilities for June 30, 2019 decreased compared to December 31, 2018 primarily due to a decrease in Warrant liability, offset by an increase in Accrued Liabilities, Customer Deposits, Convertible Notes Payable, and Derivative Liability.

Cash Flows

	Six Months Ended June 30,
	2019	2018
Net Cash(Used in) Operating Activities	$(354,161)	$(38,285)
Net Cash(Used in) Investing activities	-	(173,854)
Net Cash Provided by Financing Activities	355,000	135,000
Net Change	$839	$(77,139)

Net Cash(Used in) Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, common stock issued in exchange for services, and the change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes, and a gain of settlement of liabilities during the six months ended June 30, 2019, as well as the effect of changes in working capital and other activities.

Net Cash(Used in) Investing activities

For the six months ended June 30, 2019 and 2018, investing activities used cash of $0 and $0.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2019 and 2018, financing activities provided cash of $355,000 and $261,071.

Going Concern

At June 30, 2019, we had an accumulated deficit of $37,726,017. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The Company is not required to provide the information required under this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of June 30, 2019, due to the fact that management has not fully remediated the material weakness described in our Current Report on Form 10-K filed with the Securities and Exchange Commission on April 25, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of January 22, 2018, BLM had not made any payments to the Company pursuant to the BLM Settlement. On that date, the Company filed a complaint in Superior Court of California against BLM to enforce the BLM Settlement amount of $217,500 and to collect interest at the default rate of $47.67 per day. In addition, the Company is seeking court costs and attorney’s fees. BLM answered the complaint on March 12, 2018. The initial case management conference was in May 2018. Defendant did not make an appearance and the court set a continued case management conference for July 24, 2018, where the court struck the answer for BLM. The court set trial for May 13, 2019 at 8:30 a.m. and required MyDx’s counsel to reach out to defendant for settlement purposes. A Judgment in favor of Company in the amount of $258,600 against Bright Light Marketing, Inc. was entered on May 21, 2019.

Item 1A. RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 25, 2019.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as reported in our Current Reports on Form 8-K, or prior periodic reports, we have not sold any of our equity securities during the period covered by this Quarterly Report, except as set forth below:

On April 25, 2019, the Company issued 10,000,000 shares of common stock for the conversion of $15,000 of a convertible note.

On April 26, 2019, the Company issued 10,000,000 shares of common stock for the conversion of $15,000 of a convertible note.

On April 29, 2019, the Company issued 10,000,000 shares of common stock for the conversion of $15,000 of a convertible note.

On April 29, 2019, the Company issued 11,398,855 shares of common stock for the conversion of $16,726 of a convertible note.

On April 30, 2019, the Company issued 8,035,900 shares of common stock for the conversion of $10,447 of a convertible note.

On May 3, 2019, the Company issued 11,538,462 shares of common stock for the conversion of $15,000 of a convertible note.

On May 6, 2019, the Company issued 18,181,818 shares of common stock for the conversion of $20,000 of a convertible note.

On May 7, 2019, the Company issued 10,059,827 shares of common stock for the conversion of $10,462 of a convertible note.

On May 8, 2019, the Company issued 14,545,455 shares of common stock for the conversion of $16,000 of a convertible note.

On May 9, 2019, the Company issued 17,818,182 shares of common stock for the conversion of $19,600 of a convertible note.

On May 10, 2019, the Company issued 12,389,219 shares of common stock for the conversion of $10,469 of a convertible note.

On June 11, 2019, the Company issued 22,455,787 shares of common stock for the conversion of $14,821 of a convertible note.

On June 12, 2019, the Company issued 13,515,667 shares of common stock for the conversion of $10,542 of a convertible note.

On June 24, 2019, the Company issued 18,088,883 shares of common stock for the conversion of $10,853 of a convertible note.

On June 27, 2019, the Company issued 26,597,266 shares of common stock for the conversion of $15,958 of a convertible note.

On July 2, 2019, the Company issued 20,148,148 shares of common stock for the conversion of $10,880 of a convertible note.

On July 9, 2019, the Company issued 25,960,310 shares of common stock for the conversion of $10,903 of a convertible note.

On July 10, 2019, the Company issued 46,741,166 shares of common stock for the conversion of $19,631 of a convertible note.

On July 18, 2019, the Company issued 36,444,433 shares of common stock for the conversion of $10,933 of a convertible note.

On July 24, 2019, the Company issued 45,638,875 shares of common stock for the conversion of $10,953 of a convertible note.

On July 26, 2019, the Company issued 51,014,833 shares of common stock for the conversion of $12,244 of a convertible note.

On July 31, 2019, the Company issued 45,736,125 shares of common stock for the conversion of $10,977 of a convertible note.

On August 7, 2019, the Company issued 45,833,333 shares of common stock for the conversion of $11,000 of a convertible note.

On August 12, 2019, the Company issued 61,203,722 shares of common stock for the conversion of $11,017 of a convertible note.

The securities described above were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

The Company has not repurchased shares of its common stock.

Item 3. DEFAULTS UPON SENIOR SECURITIES

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

31.1*	Certification of Daniel Yazbeck, Interim CEO and CFO, pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1*	Certification of Daniel Yazbeck, Interim CEO and CFO, pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYDX, INC.

Dated: October 3, 2019	By:	/s/Daniel Yazbeck
Interim Chief Executive Officer and
Interim Chief Financial Officer

(signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer of the Registrant)