Form 10-Q
period 2019-09-30
MyDx, Inc.
filed 2019-11-19
CIK 1582341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-55596

MyDx, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	99-0384160
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

4225 Executive Square, Suite 600 La Jolla, CA	92037
Address of Principal Executive Offices	Zip Code

(800) 814-4550

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

5,901,262,090 shares of common stock, par value $0.001 per share, issued and outstanding as of November 14, 2019.

MyDx, INC.

i

MyDx, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2019	December 31, 2018
ASSETS

Current assets:
Cash	$175,677	$102,698
Inventory	158,446	114,031
Total current assets	334,123	216,729

Tooling in process	-	173,854
Property and equipment, net	8,756	26,748
Other assets	8,983	18,983
Total assets	$351,861	$436,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,019,084	$1,101,853
Customer deposits	80,587	69,330
Accrued liabilities	677,718	692,071
Current portion of leases payable	2,756	2,756
Due to related party	1,075	1,075
Convertible notes payable, current, net of debt discount	695,952	436,177
Derivative liability	2,947,927	1,222,186
Preferred shares liability	2,850,401	2,850,401
Warrant liability	906,112	6,267,426
Total current liabilities	9,181,612	12,643,275

Total liabilities	9,181,612	12,643,275

Redeemable Series B Preferred stock, $0.001 par value; 10,000,000 shares authorized 107,000 and 107,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	2,033,000	2,033,000

Commitments and contingencies

Stockholders’ deficit:
Series A Preferred stock, $0.001 par value; 51 shares authorized 51 and 51 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 4,814,093,774 and 3,905,200,946 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	4,814,093	3,905,201
Additional paid-in capital	22,619,271	21,820,069
Accumulated deficit	(38,296,115)	(39,965,231)
Total stockholders’ deficit	(10,862,751)	(14,239,961)
Total liabilities and stockholders’ deficit	$351,861	$436,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYDX INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Sales
Product revenue	$202,048	$53,375	$203,299	$204,280
Product service revenue	11,622	3,641	11,910	15,218
Licensing revenue	441	441	1,308	8,212
Total sales	214,111	57,457	216,517	227,710

Cost of goods sold
Product costs	58,620	20,254	86,133	82,354
Total cost of sales	58,620	20,254	86,133	82,354

Gross profit	155,491	37,203	130,384	145,356

Operating Expenses
Research and development	6,037	11,561	32,221	283,869
Sales and marketing	1,038	19,350	65,451	130,475
General and administrative	(72,657)	245,174	460,233	803,103
Total operating expenses	(65,582)	276,085	557,905	1,217,447

Income (loss) from operations	221,073	(238,882)	(427,521)	(1,072,091)

Other income (expense)
Interest expense, net	(215,591)	(16,049)	(688,850)	(32,751)
Change in fair value of derivative liability	(1,403,760)	625,074	(1,314,958)	1,817,014
Change in fair value of warrant liability	913,261	1,091,663	4,332,366	1,091,663
Derivative expense	(163,033)	-	(181,125)	(281,515)
Loss on settlement of debt	-	(4,500)	-	-
Gain (loss) on extinguishment of debt	(17,712)	-	(37,247)	4,581
Loss on impairment of assets	(173,855)	-	(173,855)	-
Gain (loss) on settlement of vendor liability	269,518	(5,235,869)	160,306	(5,235,869)

Total Other income (expense)	(791,172)	(3,539,681)	2,096,637	(2,636,877)

Income (Loss) before provision for income taxes	(570,099)	(3,778,563)	1,669,116	(3,708,968)

Provision for income taxes	-	-	-	-
Net income (loss)	$(570,099)	$(3,778,563)	$1,669,116	$(3,708,968)

Dividends	(10,700)	-	(32,100)	-

Net income (loss) attributable to common shareholders	(580,799)	(3,778,563)	1,637,016	(3,708,968)

Loss per share
Basic	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding - basic	4,709,633,820	3,873,380,471	4,151,099,739	2,931,417,714
Weighted average common shares outstanding - diluted	4,709,633,820	3,873,380,471-	4,151,099,739	2,931,417,714-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MyDx, INC.

Statements of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2019

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2018	51	$-	3,905,200,946	$3,905,201	$21,820,069	$(39,965,231)	$(14,239,961)

Issuance of common stock upon cashless exercise of warrants	-	-	165,546,562	165,546	680,336	-	845,882

Common stock issued to settle vendor liabilities	-	-	150,000,000	150,000	120,000	-	270,000

Common stock issued upon conversion of convertible notes	-	-	593,346,266	593,346	(1,134)	-	592,212

Net income for nine months ended September 30, 2019	-	-	-	-	-	1,669,116	1,669,116

Balance as of September 30, 2019	51	$-	4,814,093,774	$4,814,093	$22,619,271	$(38,296,115)	$(10,862,751)

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2019	51	$-	4,435,372,829	$4,435,372	$22,746,911	$(37,726,016)	$(10,543,733)

Shares Issued for Conversion of Debt	-	-	378,720,945	378,721	(127,640)	-	251,081

Net income for three months ended September 30, 2019	-	-	-	-	-	(570,099)	(570,099)

Balance as of September 30, 2019	51	$-	4,814,093,774	$4,814,093	$22,619,271	$(38,296,115)	$(10,862,751)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MyDx, INC.

Statements of Stockholders’ Deficit

For the Nine Ended September 30, 2018

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of December 31, 2017	51	$-	1,859,397,541	$1,859,397	$19,818,536	$(31,632,972)	$(9,955,039)

Loss on Settlement of vendor liabilities	-	-	5,000,000	5,000	20,500	-	25,500

Stock based compensation	-	-	-	-	1,971	-	1,971

Issuance of common stock for services rendered	-	-	85,871,212	85,871	273,003	-	358,874

Conversion of Series B to common	-	-	1,897,000,000	1,897,000	1,707,300	-	3,604,300

Conversion of notes to equity	-	-	26,086,956	26,087	88,696	-	114,783

Issuance of common stock for prepaid services	-	-	4,285,714	4,286	9,000	-	13,286

Net income for nine months ended September 30, 2018	-	-	-	-	-	(3,708,968)	(3,708,968)

Balance as of September 30, 2018	51	$-	3,877,641,423	$3,877,641	$21,919,006	$(35,341,940)	$(9,545,292)

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2018	51	$-	3,849,270,211	$3,849,270	$21,834,253	$(31,563,378)	$(5,069,546)

Issuance of common stock for services rendered	-	-	28,371,212	28,371	84,754	-	113,125

Net income for three months ended September 30, 2018	-	-	-	-	-	(3,778,563)	(3,778,563)

Balance as of September 30, 2018	51	$-	3,877,641,423	$3,877,641	$21,919,006	$(35,341,940)	$(9,545,292)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MyDx, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,669,116	$(3,708,968)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	17,992	33,726
Change in fair value of derivative liability	1,314,958	(1,817,014)
Change in fair value of warrant liability	(4,332,366)	(1,091,663)
Principal Increase Upon Default	38,900	-
Derivative expense	181,125	281,515
(Gain) / Loss on settlement of vendor liabilities	(160,306)	5,235,869
Stock based compensation	(23,795)	360,846
Gain / (Loss) on extinguishment of debt	49,718	(4,581)
Loss on impairment of assets	173,854	-
Interest expense related to amortization of debt issuance costs and debt discount	505,370	3,605
Changes in assets and liabilities:		-
Inventory	(44,415)	31,786
Prepaid expenses and other assets	10,000	25,204
Tooling in process	-	(173,854)
Accounts payable and accrued liabilities	192,571	554,344
Customer deposits	11,257	20,756
Net cash used in operating activities	(396,021)	(248,429)

Cash flows from financing activities
Proceeds from due to related party	-	105,000
Proceeds from the issuance of convertible notes payable,
net of issuance costs	494,000	55,000
Repayment of convertible notes	(25,000)	-
Repayments on asset based loans	-	-
Net cash provided by financing activities	469,000	160,000

Net change in cash	72,979	(88,429)

Cash, beginning of period	102,698	119,028
Cash, end of period	$175,677	$30,599

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Settlement of debt with convertible note	$307,200	$60,000
Stock issued for settlement of vendor liabilities	$270,000	$640,875
Conversion of debt	$592,212	$-
Conversion of convertible preferred stock to common stock	$-	$3,604,300
Reclassification of warrant liability to additional paid-in capital upon Exercise of warrant	$845,883	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MyDx, INC.

Notes to Condensed Consolidated Financial Statements

1.	Organization

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

As reflected in the condensed consolidated Financial Statements, the Company had an accumulated deficit at September 30, 2019 and a net cash used in operating activities for the nine months ended September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

The Company is attempting to further implement its business plan and generate sufficient revenues; however, its cash position may not be sufficient to support its daily operations. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by early-stage companies. These risks include, but are not limited to, the uncertainty of availability of financing and the uncertainty of achieving future profitability. Management anticipates that the Company will be dependent, for the near future, on investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise funds through the capital markets. There can be no assurance that such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. We reported negative cash flow from operations for the nine months ended September 30, 2019. It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generates sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $175,677 at September 30, 2019 will not be sufficient to fund our operations for the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all of their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2019, and December 31, 2018, the Company held no cash equivalents.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of September 30, 2019 and December 31, 2018, there was an allowance for doubtful accounts of $27,851 and $27,851 respectively.

During the nine months ended September 30, 2019 the Company recorded a bad debt expense of $0.

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

During the nine months ended September 30, 2019, the Company impaired $173,854 relating to Tooling in process.

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

	Three Months ended September 30, 2019			Three Months ended September 30, 2018
	United States	International	Total	United States	International	Total
Product Revenue	$133,930	$68,118	$202,048	$28,367	$25,008	$53,375
Product Service Revenue	9,632	1,990	11,622	2,777	864	3,641
Licensing Revenue	441	-	441	441	-	441
	$144,003	$70,108	$214,111	$31,585	$25,872	$57,457

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	United States	International	Total	United States	International	Total
Product Revenue	$134,424	$68,875	$203,299	$104,978	$99,302	$204,280
Product Service Revenue	9,920	1,990	11,910	9,694	5,524	15,218
Licensing Revenue	1,308	-	1,308	8,212	-	8,212
	$145,652	$70,865	$216,517	$122,884	$104,826	$227,710

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

Research and Development Costs

Research and development costs are charged to expense as incurred. These costs consist primarily of salaries and direct payroll-related costs. It also includes purchased materials and services provided by independent contractors, software developed by other companies and incorporated into or used in the development of our final products. Research and development expenses for the nine months ended September 30, 2019 and 2018 were $32,221 and $283,869, respectively.

Advertising Costs

Advertising costs are charged to sales and marketing expenses and general and administrative expenses as incurred. Advertising expenses, which are recorded in sales and marketing and general and administrative expenses, totaled $52,485 and $130,475 for the nine months ended September 30, 2019 and 2018, respectively.

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

	For the Three Months Ended		For the Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Numerator:
Net income/(loss) attributable to common stockholders	$(570,099)	$(3,778,563)	$1,669,116	$(3,708,968)
Effect of dilutive securities:
Convertible note - Interest expense	-	-	145,411	-
Derivative expense	-	-	181,125	-
Change in Warrant liability	-	-	(4,332,366)	-
Net change in derivative liabilities - convertible payables	-	-	1,314,958	-

Diluted net income (loss)	$(570,099)	$(3,778,563)	$(1,021,756)	$(3,708,968)

Denominator:
Weighted average common shares outstanding - basic	4,709,633,820	3,873,380,471	4,151,099,739	2,931,417,714
Dilutive securities (a):
Series A Preferred stock	-	-	51	-
Series B Preferred stock	-	-	1,070,000,000	-
Convertible notes payable	-	-	4,697,901,667	-
Convertible accounts payable	-	-	1,650,000,000	-
Warrants	-	-	589,619,179	-

Weighted average common shares outstanding and assumed conversion - diluted	4,709,633,820	3,873,380,471	12,153,620,636	2,931,417,714

Basic net income (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

Diluted net income (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

(a) - Anti-dilutive options excluded:	4,449,161,696	3,873,380,471	4,449,161,696	2,931,417,714

The Company had the following common stock equivalents at September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Series A Preferred stock	51	51
Series B Preferred stock	1,070,000,000	1,906,270,000
Convertible notes payable	4,692,901,667	140,209,819
Convertible accounts payable	1,650,000,000	300,000,000
Options	1,496,250	1,496,250
Warrants	1,744,689,598	1,267,454,215
Totals	9,159,087,566	3,615,430,335

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

As part of the adoption we elected the practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to:

1.	Continue applying our current policy for accounting for land easements that existed as of, or expired before, January 1, 2019.

2.	Not separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

3.	Not to apply the recognition requirements in ASC 842 to short-term leases.

4.	Not record a right of use asset or right of use liability for leases with an asset or liability balance that would be considered immaterial.

5.	Inventory

Inventory as of September 30, 2019 and December 31, 2018 is as follows:

	September 30,	December 31,
	2019	2018
Finished goods	$2,940	$9,781
Raw materials	155,506	104,250
	$158,446	$114,031

6.	Debt

Convertible Notes

The following table shows the outstanding balance as of September 30, 2019 and December 31, 2018 respectively.

	September 30,	December 31,
	2019	2018
Convertible Note - February 6, 2017	265,750	265,750
Convertible Note - July 23, 2018	-	25,000
Convertible Note – October 1, 2018	-	74,800
Convertible Note – October 4, 2018	-	73,500
Convertible Note – October 11, 2018	163,500	283,500
Convertible Note – December 19, 2018	82,000	82,000
Convertible Note – March 7, 2019	210,000	-
Convertible Note –May 2, 2019	63,945	-
Convertible Note – May 7, 2019	100,000	-
Convertible Note – September 18, 2019	35,000	-
Convertible Note – September 18, 2019	69,000	-
Convertible Note – September 18, 2019	27,500	-
Convertible Note – September 18, 2019	25,000	-
	1,041,695	804,550
Less: Debt Discount	(345,743)	(368,373)
Total	$695,952	$436,177

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

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature has been measured at fair value using a Binomial Option Pricing model at the issuance date and the period end. The conversion feature of the convertible note gave rise to a derivative liability of $19,070 which was recorded as a debt discount. The debt discount is charged to other expense ratably over the term of the convertible note

During the nine months ended September 30, 2019 the company settled this note. In connection with this settlement the company recorded a gain of $28,074.

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

During the nine months ended September 30, 2019 the Company went into default on the convertible note. Interest accrues at a rate of twenty-two percent (22%) per annum during the time that the convertible note is in default.

The company recorded an interest expense of $37,400 related to the default provisions in the agreement

During the nine months ended September 30, 2019 the lender converted $112,200 of the outstanding principal and $3,400 of the outstanding interest into 92,083,917 shares of the Company’s common stock.

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

During the nine months ended September 30, 2019, the Company went into default on the convertible note. Interest accrues at a rate of twenty-four percent (24%) per annum during the time that the convertible note is in default. The company recorded an interest expense of $1,500.

During the nine months ended September 30, 2019, the lender converted $75,000 of the outstanding principal and $9,834 of the outstanding interest into 158,207,907 shares of the Company’s common stock.

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

During the nine months ended September 30, 2019, the Company went into default on the convertible note. Interest accrues at a rate of twenty-four percent (24%) per annum during the time that the convertible note is in default.

During the nine months ended September 30, 2019, the lender converted $120,000 of the outstanding principal and $9,437 of the outstanding interest into 343,054,442 shares of the Company’s common stock.

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

During the nine months ended September 30, 2019 the Company went into default on the convertible note. Interest accrues at a rate of twenty-four percent (24%) per annum during the time that the convertible note is in default.

LG Capital Agreement

Effective May 2, 2019 the Company entered into a securities purchase agreement with LG Capital Funding, pursuant to which LG purchased an 8% unsecured convertible promissory note from the Company in aggregate principal amount of $63,945, such principal and interest thereon convertible into shares of the Company’s common stock at the option of LG Capital.

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

During the nine months ended September 30, 2019 the Company went into default on the convertible note. Interest accrues at a rate of twenty-four percent (24%) per annum during the time that the convertible note is in default.

Odyssey Capital Agreement

Effective May 7, 2019 the Company entered into a securities purchase agreement with Odyssey Capital, pursuant to which Odyssey purchased a 12% unsecured convertible promissory note from the Company in aggregate principal amount of $100,000, such principal and interest thereon convertible into shares of the Company’s common stock at the option of Odyssey Capital.

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

During the nine months ended September 30, 2019 the Company went into default on the convertible note. Interest accrues at a rate of twenty-four percent (24%) per annum during the time that the convertible note is in default.

Odyssey Capital Agreement

Effective September 18, 2019 the Company entered into a securities purchase agreement with Odyssey Capital, pursuant to which Odyssey purchased a 12% unsecured convertible promissory note from the Company in aggregate principal amount of $35,000, such principal and interest thereon convertible into shares of the Company’s common stock at the option of Odyssey Capital.

The purchase price of $35,000 of the Odyssey Capital note was paid in cash by Odyssey Capital on September 18, 2019. After payment of transaction-related expenses, net proceeds to the Company from the note totaled $33,000.

The maturity date of the Odyssey Capital note is September 18, 2020. The Odyssey Capital note shall bear interest at a rate of twelve percent (12%) per annum which interest shall be paid by the Company to Odyssey Capital in shares of common stock at any time Odyssey sends a notice of conversion to the Company. Odyssey is entitled to, at its option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the Odyssey Capital note into shares of the Company’s common stock, at any time, at the conversion price specified in the for each share of common stock equal to 60% of the lowest trading bid prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with this note, the Company recorded a $35,000 debt discount.

GS Capital Agreement

Effective September 18, 2019 the Company entered into a securities purchase agreement with GS Capital, pursuant to which GS purchased a 8% unsecured convertible promissory note from the Company in aggregate principal amount of $69,000, such principal and interest thereon convertible into shares of the Company’s common stock at the option of GS Capital.

The purchase price of $69,000 of the GS Capital note was paid in cash by GS Capital on September 18, 2019. After payment of transaction-related expenses, net proceeds to the Company from the note totaled $60,000.

The maturity date of the GS Capital note is September 18, 2020. The GS Capital note shall bear interest at a rate of twelve percent (8%) per annum which interest shall be paid by the Company to GS Capital in shares of common stock at any time GS sends a notice of conversion to the Company. GS is entitled to, at its option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the GS Capital note into shares of the Company’s common stock, at any time, at the conversion price specified in the for each share of common stock equal to 50% of the lowest closing bid prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with this note, the Company recorded a $69,000 debt discount.

Eagle Equities Agreement

Effective September 18, 2019 the Company entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle purchased a 8% unsecured convertible promissory note from the Company in aggregate principal amount of $27,500, such principal and interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities.

The purchase price of $27,500 of the Eagle Equities note was paid in cash by Eagle Equities on September 18, 2019. After payment of transaction-related expenses, net proceeds to the Company from the note totaled $23,000.

The maturity date of the Eagle Equities note is September 18, 2020. The Eagle Equities Note shall bear interest at a rate of twelve percent (8%) per annum which interest shall be paid by the Company to Eagle Equities in shares of common stock at any time Eagle Equities sends a notice of conversion to the Company. Eagle Equities is entitled to, at its option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the Eagle Equities Note into shares of the Company’s common stock, at any time, at the conversion price specified in the for each share of common stock equal to 60% of the lowest closing bid prices of the common stock for the fifteen prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with this note, the Company recorded a $27,500 debt discount.

LG Capital Agreement

Effective September 18, 2019 the Company entered into a securities purchase agreement with LG Capital, pursuant to which LG purchased a 8% unsecured convertible promissory note from the Company in aggregate principal amount of $25,000, such principal and interest thereon convertible into shares of the Company’s common stock at the option of LG Capital.

The purchase price of $25,000 of the LG Capital note was paid in cash by LG Capital on September 18, 2019. After payment of transaction-related expenses, net proceeds to the Company from the note totaled $23,000.

The maturity date of the LG Capital note is September 18, 2020. The LG Capital note shall bear interest at a rate of twelve percent (8%) per annum which interest shall be paid by the Company to LG Capital in shares of common stock at any time GS sends a notice of conversion to the Company. LG is entitled to, at its option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the LG Capital note into shares of the Company’s common stock, at any time, at the conversion price specified in the for each share of common stock equal to 60% of the lowest trading bid prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company or its transfer agent. In connection with this note, the Company recorded a $25,000 debt discount.

7.	Derivative Liabilities

The Company has identified derivative instruments arising from embedded conversion features in the Company’s convertible notes payable and accounts payable at September 30, 2019.

The following summarizes the Binomial-lattice model assumptions used to estimate the fair value of the derivative liability and warrant liability at the date of issuance and for the convertible notes converted during the nine months ended September 30, 2019.

	Low	High
Annual dividend rate	0%	0%
Expected life in years	0	4.00
Risk-free interest rate	2.21%	2.77%
Expected volatility	104%	196%

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

Remaining term: The Company’s remaining term is based on the remaining contractual maturity of the convertible notes payable and accounts payable.

The following are the changes in the derivative liabilities during the nine months ended September 30, 2019.

	Nine months ended September 30, 2019
	Level 1	Level 2	Level 3
Derivative Liability as of January 1, 2019			1,222,186
Derivative expense			181,125
Additions			463,795
Conversions			(211,631)
Settlement			(22,506)
Gain on changes in fair value			1,314,958
Derivative liabilities as of September 30, 2019			2,947,927

The following are the changes in the warrant liabilities during the nine months ended September 30, 2019.

	Nine months ended September 30, 2019
	Level 1	Level 2	Level 3
Balance, January 1, 2019	$-	$-	$6,267,426
Change due to exercise of warrants			(845,883)
Gain on changes in fair value	-	-	(4,332,366)
Settlement			(159,268)
Accretion of warrant expense			(23,795)
Warrant liabilities as September 30, 2019	$-	$-	$906,114

8.	Stockholders’ Deficit

Preferred Stock

On September 30, 2016, the Company filed a Certificate of Amendment to Articles of Incorporation with the Secretary of State of the State of Nevada to authorize for issuance ten million (10,000,000) shares of blank check preferred stock, par value $0.001 (“Blank Check Preferred Stock”) as included on Form 8-K filed with the SEC on October 4, 2016.

Series A Preferred Stock

As of September 30, 2019, and December 31, 2018, the Company has designated 51 shares of Series A Preferred Stock par value $0.001 and 51 shares are issued and outstanding. The Series A Preferred Stock can convert into common stock at a 1:1 ratio. Each one (1) share of the Series A Preferred shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036). On December 23, 2016 the 51 shares were issued to Mr. Yazbeck, the Company’s sole officer and the sole member of the Board. Mr. Yazbeck, via his ownership of the 51 shares of the Series A Preferred, has control of the majority of the Company’s voting stock.

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

During the nine months ended September 30, 2019 the lenders converted $307,200 of the outstanding principal and $24,904 of the outstanding interest into 593,346,266 shares of the Company’s common stock. In connection with these conversions the company recorded a loss on extinguishment of $56,163 which is recorded on the Condensed Consolidated Financial Statements.

On November 4, 2019 the Company entered into a separation and release of claims agreement with Matthew Bucciero, Erai Beckman, and Mr. Cannabis, Inc. This agreement is effective as of August 1, 2019. The parties mutually rescind the consulting agreement, the warrants, and any liabilities the company had recorded. In connection with the separation and release of claims agreement the company recorded a $269,518 gain on settlement of accrued liabilities on the Condensed Consolidated Financial Statements. This gain is comprised of $159,268 from the warrant liability and $110,250 from accrued liabilities.

9.	Commitments and Contingencies

Distribution and License Agreement and Joint Development Agreements

The Company entered into a Distribution and License Agreement with a third-party for the purpose of developing a sensor array to be used in the Company’s product. The Distribution and License Agreement has an initial term of ten years, but can be terminated earlier if the project does not meet the specifications of the Company. The Company will obtain exclusive rights to sell and distribute once a successful sensor prototype is developed. In exchange for a functional prototype, the Company will pay the third-party a 7% royalty on net sales. During the nine months ended September 30, 2019, the Company did not incur any development costs related to the Distribution and License Agreement.

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

Subsequent to September 30, 2019 investors converted $123,317 in principal and interest from convertible notes into 1,087,168,316 shares of the company’s common stock.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, MyDx’s audited annual financial statements and the related notes thereto as filed with the Securities and Exchange Commission (“SEC”) on April 25, 2019. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Forward-Looking Statements” in this quarterly report. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the disclosure under the heading “Risk Factors” elsewhere in this quarterly report.

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

2)	Eco Smart PenTM and Other Delivery Devices

●

MyDx plans to develop additional smart hardware that gather user data, such as the Eco Smart Pen. MyDx plans to release the Eco Smart Pen once the development is complete and the market conditions are favorable to do so.

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

Effective as of October 2, 2019, Daniel Yazbeck was appointed as Interim Chief Executive Officer and Interim Chief Financial Officer of the Company.

Results of Operations

As shown in the accompanying consolidated financial statements, the Company incurred a net income of $1,669,116 and net loss of $3,708,968, respectively, for the nine months ended September 30, 2019 and 2018. The Company had an accumulated deficit of $38,296,115 and $39,965,231 respectively, as of September 30, 2019 and December 31, 2018.

Comparison of The Three Months Ended September 30, 2019 and 2018

Revenue

For the three months ended September 30, 2019 and 2018, the Company had licensing revenue of $441 and $441, respectively. For the three months ended September 30, 2019 and 2018, the Company had product revenue of $202,048 and $53,375 respectively. For the three months ended September 30, 2019 and 2018, the Company had product service revenue of $11,622 and $3,641, respectively The increase in revenue for the three months ended September 30, 2019 compared to 2018 was a result of the recognition of revenue from customer deposits for CannaDx product that were generated in previous quarters and only fulfilled in this quarter through the shipment of CannaDx product to paid customers.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the three months ended September 30, 2019 and 2018 were 73% and 65%, respectively. During the three months ended September 30, 2019 the Company had $214,111 in revenue and $58,620 in costs of goods sold. The Company has fixed costs that are contributing to the high cost of goods sold.

Operating Expenses

For the three months ended September 30, 2019, the Company incurred operating expenses in the amount of $(65,582) compared to $276,085 for the three months ended September 30, 2018. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses. The decrease mainly resulted from the decrease of general and administrative costs and research and development, which were partially offset by the increase in sales and marketing for the reasons discussed below. In connection with the separation and release of claims agreement the Company recorded a gain on the stock-based compensation of $186,639 for the three months ended September 30, 2019. This attributed to the gain shown for the operating expenses and general and administrative expenses. (See Note 8 above)

Research and Development Expenses

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the three months ended September 30, 2019, the Company expended $6,037 for various research and development projects for hardware, database, software and sensor development as compared to $11,561 for the three months ended September 30, 2018. The decrease of $5,524, or 48%, resulted primarily from the Company decreasing its research and development efforts as a result of limited cashflow and resources.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of consulting fees for third-party services and general marketing expenses. For the three months ended September 30, 2019, the Company expended $1,038 as compared to $19,350 for the three months ended September 30, 2018. The decrease of $18,312, or 57%, resulted primarily from the Company resulted primarily from the Company decreasing marketing efforts.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses.

For the three months ended September 30, 2019, the Company recouped $72,657 in connection with the separation and release of claims agreement as compared to $245,174 for the three months ended September 30, 2018. The decrease of $172,517, or 42%, resulted primarily from a decrease in stock - based compensation due to the re-capture of the expense related to the terminated warrants.

Other income (expense)

Other expenses decreased by approximately $2.7 million, resulted primarily from a decrease in the loss on settlement of debt of $5.5 million offset by a decrease in change in derivative expense, a decrease in change in fair value of derivative liability of $2,028,834 and a gain on extinguishment of vendor liability of $17,712.

Comparison of The Nine months ended September 30, 2019 and 2018

Revenue

For the nine months ended September 30, 2019 and 2018, the Company had licensing revenue of $1,308 and $8,212, respectively. For the nine months ended September 30, 2019 and 2018, the Company had product revenue of $203,299 and $204,280, respectively. For the nine months ended September 30, 2019 and 2018, the Company had product service revenue of $11,910 and $15,218, respectively. The decrease in revenue for the nine months ended September 30, 2019 compared to 2018 was a result of backlog of orders that have not been shipped for both product and service revenue. Due to a supply chain disruption, MyDx was unable to deliver finished units in the first quarter of 2019. These issues have since been resolved and deliveries are expected to resume in the beginning of the third quarter.

Cost of Goods Sold and Gross Profit

Gross profit as a percentage of net revenues for the nine months ended September 30, 2019 and 2018 were 60% and 64%, respectively.

Operating Expenses

For the nine months ended September 30, 2019, the Company incurred operating expenses in the amount of $557,905 compared to $1,217,447 for the nine months ended September 30, 2018. These operating expenses were composed of research and development costs, sales and marketing and general and administrative expenses. The decrease mainly resulted from the decrease in research and development, decrease in sales and marketing, and decrease in general and administrative for the reasons discussed below.

Research and Development Expenses

Research and development expenses primarily consist of engineering and product development, incurred in the design, development, testing and enhancement of our products. For the nine months ended September 30, 2019, the Company expended $32,221 for various research and development projects for hardware, database, software and sensor development as compared to $283,869 for the three months ended September 30, 2018. The decrease of $251,648, or 89%, resulted primarily from the Company decreasing its research and development efforts due to limited cashflow and resources.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of consulting fees for third-party services and general marketing expenses. For the nine months ended September 30, 2019, the Company expended $65,451 as compared to $130,475 for the nine months ended September 30, 2018. The decrease of $65,024, or 50%, resulted primarily from the Company decreasing marketing efforts due to limited cashflow and resources.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, wages and benefits, consulting fees, legal fees, accounting fees and general administrative expenses.

For the nine months ended September 30, 2019, the Company expended $460,233 as compared to $803,103 for the nine months ended September 30, 2018. The decrease of $342,870, or 43%, resulted primarily from a decrease in stock - based compensation due to the re-capture of the expense related to the terminated warrants.

Other income (expense)

Other income increased by $4,733,514, resulted primarily from an increase from gain on fair value of warrant liabilities offset by an increase in change in derivative expense and an increase in change in in fair value of warrant liability of $3,240,703.

Liquidity and Capital Resources

Since its inception, capital raised by the Company has been used primarily for the Company’s research and development efforts and to support its operations. As of September 30, 2019, the Company had remaining cash of $175,677 with a net working capital deficit of $8,847,490. As a result of the Company’s significant operating expenditures and the lack of significant product sales revenue, we expect to incur losses from operations for the near future and will be required to seek additional capital to sustain our operations.

It is anticipated that we will continue to report negative operating cash flow in future periods, likely until one or more of our products generate sufficient revenue to cover our operating expenses. If any of the warrants are exercised, all net proceeds of the warrant exercise will be used for working capital to fund negative operating cash flow.

Our cash balance of $175,677 will not be sufficient to fund our operations for at least the next 12 months. Additionally, if we are unable to generate sufficient revenues to pay our expenses, we will need to raise additional funds to continue our operations. We have historically financed our operations through private equity and debt financings. We do not have any commitments for financing at this time, and financing may not be available to us on favorable terms, if at all. If we are unable to obtain debt or equity financing in amounts sufficient to fund our operations, if necessary, we will be forced to suspend or curtail our operations. In that event, current stockholders would likely experience a loss of most or all their investment. Additional funding that we do obtain may be dilutive to the interests of existing stockholders.

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

Working Capital

	September 30, 2019	December 31, 2018
Current assets	$334,123	$216,729
Current liabilities	9,181,612	12,643,275
Working Capital Deficit	$(8,847,489)	$(12,426,546)

Current assets for September 30, 2019 increased compared to December 31, 2018 primarily due to an increase in cash and inventory.

Current liabilities for September 30, 2019 decreased compared to December 31, 2018 primarily due to a decrease in Warrant liability, offset by an increase in Accrued Liabilities, Customer Deposits, Convertible Notes Payable, and Derivative Liability.

Cash Flows

	Nine months ended September 30,
	2019	2018
Net Cash(Used in) Operating Activities	$(396,021)	$(248,429)
Net Cash(Used in) Investing activities	-	-
Net Cash Provided by Financing Activities	469,000	160,000
Net Change	$72,979	$(88,429)

Net Cash (Used in) Operating Activities

Our primary uses of cash from operating activities include payments to consultants for research and development, compensation and related costs, legal and professional fees and other general corporate expenditures.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, primarily equity-based compensation expense, common stock issued in exchange for services, and the change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes, and a gain of settlement of liabilities during the nine months ended September 30, 2019, as well as the effect of changes in working capital and other activities.

Net Cash (Used in) Investing activities

For the nine months ended September 30, 2019 and 2018, investing activities used cash of $0 and $0.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2019 and 2018, financing activities provided cash of $469,000 and $160,000.

Going Concern

At September 30, 2019, we had an accumulated deficit of $38,296,115. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The Company is not required to provide the information required under this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of September 30, 2019, due to the fact that management has not fully remediated the material weakness described in our Current Report on Form 10-K filed with the Securities and Exchange Commission on April 25, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There have not been any material developments in any of the previously disclosed legal proceedings during the three months ended September 30, 2019.

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

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

4.1	12% Convertible Redeemable Note issued to Odyssey Capital Funding, LLC dated September 18, 2019. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2019.

4.2	8% Convertible Redeemable Note issued to GS Capital Partners, LLC dated September 18, 2019. Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2019.

4.3	8% Convertible Redeemable Note issued to Eagle Equities, LLC dated September 18, 2019. Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2019.

4.4	8% Convertible Redeemable Note issued to LG Capital Funding, LLC dated September 18, 2019. Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2019.

10.1	Securities Purchase Agreement, dated as of September 18, 2019, by and between Odyssey Capital Funding, LLC and MyDx, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2019.

10.2	Securities Purchase Agreement, dated as of September 18, 2019, by and between GS Capital Partners, LLC and MyDx, Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2019.

10.3	Securities Purchase Agreement, dated as of September 18, 2019, by and between Eagle Equities, LLC and MyDx, Inc. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2019.

10.4	Securities Purchase Agreement, dated as of September 18, 2019, by and between LG Capital Funding, LLC and MyDx, Inc. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2019.

31.1*	Certification of Daniel Yazbeck, Interim CEO and CFO, pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1*	Certification of Daniel Yazbeck, Interim CEO and CFO, pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYDX, INC.

Dated: November 19, 2019	By:	/s/ Daniel Yazbeck
Interim Chief Executive Officer and Interim Chief Financial Officer

(signed both as an Officer duly authorized to sign on behalf of the Registrant and Principal Financial Officer of the Registrant)